Form 10-K405
period 1998-12-31
INFINITY BROADCASTING CORP /DE/
filed 1999-03-29
CIK 1070518

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________________ TO ________________

                         COMMISSION FILE NUMBER 1-14599

                       INFINITY BROADCASTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                        13-4030071
------------------------------------------------ ------------------------------------------------
            (State of Incorporation)                   (I.R.S. Employer Identification No.)

              40 WEST 57TH STREET
            NEW YORK, NEW YORK 10019                              (212) 314-9200
------------------------------------------------ ------------------------------------------------
    (Address of Principal Executive Offices)                     (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                 TITLE OF EACH CLASS                                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------------------------------         -----------------------------------------------------
Class A Common Stock, par value $.01 per Share                New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Infinity Broadcasting Corporation had 155,250,000 shares of Class A common stock and 700,000,000 shares of Class B common stock outstanding at January 31, 1999. As of that date, the aggregate market value of common stock held by non-affiliates was $4,294 million for Class A and $0 million for Class B.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Infinity Broadcasting Corporation's Notice of 1999 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Parts I and III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The terms "Infinity" and "Company" as used in this Report on Form 10-K refer to Infinity Broadcasting Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

GENERAL

The Company was formed in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation. In December 1998, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock resulting in $3.2 billion in proceeds to the Company ($3.0 billion, net of offering costs). At December 31, 1998, CBS Corporation beneficially owned 100% of the Company's Class B common stock representing 81.8% of the Company's equity ownership and 95.8% of the combined voting power of Infinity's Class A and Class B common stock. CBS Corporation, prior to December 1, 1997, was known as Westinghouse Electric Corporation (Westinghouse). In November 1995, Westinghouse acquired CBS Inc. In December 1996, Westinghouse acquired Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity). At the time of the acquisition, Old Infinity owned TDI Worldwide, Inc. (TDI) and had a minority equity interest in and managed Westwood One, Inc. (Westwood One). On June 4, 1998, CBS Corporation acquired the radio broadcasting operations of American Radio Systems Corporation (American Radio). Both Old Infinity and American Radio were publicly traded companies prior to their acquisition by Westinghouse and CBS Corporation, respectively. Prior to the stock offering, CBS Corporation transferred substantially all of its radio, outdoor advertising and related assets to the Company.

The Company is one of the largest radio broadcasting and outdoor advertising companies in the United States. The Company's 160 radio stations, which serve 34 markets, collectively accounted for approximately 11% of total 1998 U.S. radio advertising expenditures. The Company's stations ranked first or second, in terms of 1998 pro forma radio revenues, in 30 out of the 34 markets in which the Company operates stations. Approximately 93% of the Company's radio stations are located in the 50 largest radio markets in the United States, and 67%, 83% and 98% of the Company's pro forma 1998 net radio revenues were generated in the 10, 25 and 50 largest U.S. radio markets, respectively. The Company believes that this focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and also enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations.

The Company participates in the outdoor advertising business through its wholly owned subsidiary, TDI. TDI is based in New York with 18 branch offices throughout the United States, 10 branch offices throughout the United Kingdom and the Republic of Ireland, and operations in the Netherlands. TDI is one of the largest outdoor advertising companies in the United States, operating approximately 100 franchises, the majority of which are in large metropolitan areas. TDI sells advertising space on various media including buses, trains, train platforms and terminals throughout commuter rail systems, and on billboards and phone kiosks. TDI also has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands. The Company owns the CBS Radio Network and also has a minority equity investment in Westwood One, which it manages pursuant to a management agreement between the Company and Westwood One. Westwood One is a leader in producing and distributing syndicated and network radio programming, and it manages the CBS Radio Network.

The Company characterizes its radio and outdoor advertising business as the out-of-home business segment because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Company operates and seeks to opportunistically acquire out-of-home media properties in the largest markets.

The Company's radio stations serve diverse target demographics through a broad range of programming formats. The Company believes that this diversity provides advertisers with "one-stop shopping" by enabling advertisers to select stations to reach a targeted demographic group or to select groups of stations and outdoor advertising

 2        INFINITY BROADCASTING CORPORATION
properties to reach broad groups of consumers within and across markets. The Company believes that this diversity also reduces its dependence on any single station, local economy, format or advertiser.

The substantial majority of the Company's revenues are generated from the sale of local, regional and national advertising. The major categories of out-of-home advertisers include: automotive, retail, healthcare, telecommunications, fast food, beverage, movies, entertainment and services.

For information about principal acquisitions and divestitures, see note 3 to the consolidated financial statements included in Part II, Item 8 of this report.

Infinity Broadcasting Corporation is a corporation organized under the laws of Delaware. Its principal executive offices are located at 40 West 57th Street, New York, New York 10019, and its telephone number is (212) 314-9200.

PROGRAMMING

The Company seeks to maintain substantial diversity among its stations in many respects. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and the Company has established leading franchises in news, sports, and personality programming. This diversity reduces the Company's dependence on any particular station, local economy, format, on-air personality or advertiser. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. The Company's general programming strategy includes acquiring significant on-air talent, sports franchises and news for its radio stations. The Company believes that this strategy, in addition to developing loyal audiences for its radio stations, creates the opportunity for the Company to obtain additional revenues from syndicating such programming franchises to other radio stations. Similarly, the Company's relationship with CBS Corporation gives it access to certain CBS Corporation programming.

The Company owns a 16% equity interest in Westwood One and vested warrants to purchase an additional 9% equity interest. Westwood One is one of the leading producers and distributors of syndicated and network radio programming in the United States and distributes syndicated and network radio programming to the Company's radio stations as well as to competitors of the Company.

                                     INFINITY BROADCASTING CORPORATION         3

RADIO STATIONS AND OUTDOOR DISPLAYS

The following table sets forth certain selected information with regard to the Company's radio stations and outdoor displays as of February 15, 1999:

                           MARKET
                            RANK
                           BY 1998                        RADIO                                 TDI(1)
                         METRO AREA    --------------------------------------------  -----------------------------
        MARKET           POPULATION    STATIONS   AM/FM            FORMAT                    DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------
New York, NY                  1        WCBS        FM     Oldies                     Bus, Commuter Rail, Phone
                                       WCBS        AM     News                       Kiosks, Billboards, Walls,
                                       WFAN        AM     Sports                     Trestles, "Spectacular
                                       WINS        AM     News                       Signage," In-station Displays
                                       WNEW        FM     Classic Rock
                                       WXRK        FM     Rock

Los Angeles, CA               2        KCBS        FM     Classic Rock               Bus, Phone Kiosks, Beach
                                       KFWB        AM     News                       Panels, Campus Kiosks
                                       KLSX        FM     Talk
                                       KNX         AM     News
                                       KRLA        AM     Talk
                                       KROQ        FM     Alternative Rock
                                       KRTH        FM     Oldies
                                       KTWV        FM     Smooth Jazz

Chicago, IL                   3        WBBM        FM     Contemporary Hit           Bus, Bus Shelters, Rail,
                                                                                     Bridge
                                                          Radio/Dance                Bulletins
                                       WBBM        AM     News
                                       WCKG        FM     Talk
                                       WJMK        FM     Oldies
                                       WMAQ        AM     News/Sports
                                       WSCR        AM     Sports/Talk
                                       WUSN        FM     Country
                                       WXRT        FM     Adult Alternative Rock

San Francisco, CA             4        KCBS        AM     News                       Bus, Cable Cars, Commuter
                                                                                     Rail
                                       KFRC        FM     Oldies
                                       KFRC        AM     Oldies
                                       KITS        FM     Alternative Rock
                                       KLLC        FM     Modern Rock
                                       KYCY        AM     Country
                                       KYCY        FM     Country

Philadelphia, PA              5        KYW         AM     News                       Commuter Rail
                                       WIP         AM     Sports
                                       WOGL        FM     Oldies
                                       WPHT        AM     Talk
                                       WYSP        FM     Active Rock

Detroit, MI                   6        WKRK        FM     Talk                       --
                                       WOMC        FM     Oldies
                                       WVMV        FM     Smooth Jazz
                                       WWJ         AM     News
                                       WXYT        AM     Talk/Sports
                                       WYCD        FM     Country

Dallas--Fort Worth, TX        7        KHVN        AM     Gospel                     Bus
                                       KLUV        FM     Oldies
                                       KLUV        AM     Oldies
                                       KOAI        FM     Smooth Jazz
                                       KRBV        FM     Rhythmic Contemporary
                                                          Hits
                                       KRLD        AM     News/Talk
                                       KVIL        FM     Adult Contemporary
                                       KYNG        FM     Country

Boston, MA                    8        WBCN        FM     Modern Rock                --
                                       WBMX        FM     Modern Adult Contemporary
                                       WBZ         AM     News/Talk/Sports
                                       WODS        FM     Oldies
                                       WZLX        FM     Classic Rock

 4        INFINITY BROADCASTING CORPORATION

                           MARKET
                            RANK
                           BY 1998                        RADIO                                 TDI(1)
                         METRO AREA    --------------------------------------------  -----------------------------
        MARKET           POPULATION    STATIONS   AM/FM            FORMAT                    DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------
Washington, D.C.              9        WARW        FM     Classic Rock               Bus, Commuter Rail
                                       WHFS        FM     Alternative Rock
                                       WJFK        FM     Talk
                                       WPGC        FM     Contemporary Hit Radio/
                                                          Rhythmic
                                       WPGC        AM     Gospel

Houston, TX                  10        KIKK        FM     Country                    --
                                       KIKK        AM     Country
                                       KILT        FM     Country
                                       KILT        AM     Sports

Atlanta, GA                  12        WAOK        AM     Gospel                     Bus, Commuter Rail, Eight-
                                       WVEE        FM     Urban                      Sheet Billboards
                                       WZGC        FM     Classic Rock

Seattle-Tacoma, WA           14        KBKS        FM     Modern Adult Contemporary  Bus
                                       KMPS        FM     Country
                                       KRPM        AM     Modern Adult Contemporary
                                       KYCW        FM     Country
                                       KZOK        FM     Classic Rock

Minneapolis, MN              18        WCCO        AM     Full Service               Bus
                                       WLTE        FM     Soft Adult Contemporary
                                       WXPT        FM     Modern Adult Contemporary
                                       KSGS        AM     Urban

St. Louis, MO                19        KEZK        FM     Soft Adult Contemporary    --
                                       KMOX        AM     News/Talk/Sports
                                       KYKY        FM     Adult Contemporary

Baltimore, MD                20        WBGR        AM     Gospel                     --
                                       WBMD        AM     Religion
                                       WJFK        AM     Talk
                                       WLIF        FM     Soft Adult Contemporary
                                       WQSR        FM     Oldies
                                       WWMX        FM     Hot Adult Contemporary
                                       WXYV        FM     Contemporary Hit Radio

Pittsburgh, PA               21        KDKA        AM     News/Talk                  Bus
                                       WBZZ        FM     Contemporary Hit Radio
                                       WDSY        FM     Country
                                       WZPT        FM     Classic Hits

Tampa, FL                    22        WLLD        FM     Contemporary Hit Radio     Bus
                                       WQYK        FM     Country
                                       WQYK        AM     Talk
                                       WYUU        FM     Oldies

Cincinnati, OH               24        WGRR        FM     Oldies                     --
                                       WKRQ        FM     Contemporary Hit Radio
                                       WYLX        FM     Classic Hits

Portland, OR                 25        KBBT        FM     Modern Adult Contemporary  --
                                       KINK        FM     Adult Alternative Rock
                                       KKJZ        FM     Smooth Jazz
                                       KUFO        FM     Album Oriented Rock
                                       KUPL        FM     Country
                                       KUPL        AM     Classic Country

San Jose, CA                 27        KBAY        FM     Soft Rock                  Bus
                                       KEZR        FM     Adult Contemporary

Sacramento, CA               28        KHTK        AM     Talk                       --
                                       KNCI        FM     Country
                                       KRAK        AM     Country
                                       KXOA        FM     Adult Contemporary
                                       KSFM        FM     Contemporary Hit Radio
                                       KYMX        FM     Adult Contemporary
                                       KZZO        FM     Modern Adult Contemporary

Riverside, CA                29        KFRG        FM     Country                    --
                                       KXFG        FM     Country

                                     INFINITY BROADCASTING CORPORATION         5

                           MARKET
                            RANK
                           BY 1998                        RADIO                                 TDI(1)
                         METRO AREA    --------------------------------------------  -----------------------------
        MARKET           POPULATION    STATIONS   AM/FM            FORMAT                    DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------
Kansas City, MO              30        KBEQ        FM     Country                    --
                                       KFKF        FM     Country
                                       KMXV        FM     Contemporary Hit Radio
                                       KSRC        FM     Soft Adult Contemporary

Columbus, OH                 33        WAZU        FM     Album Oriented Rock        --
                                       WHOK        FM     Country
                                       WLVQ        FM     Classic Rock

Charlotte, NC                37        WBAV        FM     Urban Adult Contemporary   --
                                       WFNZ        AM     Sports/Talk
                                       WGIV        AM     Gospel
                                       WNKS        FM     Contemporary Hits Radio
                                       WPEG        FM     Urban
                                       WSOC        FM     Country
                                       WSSS        FM     Classic Hits

Las Vegas, NV                40        KLUC        FM     Contemporary Hit Radio     --
                                       KMXB        FM     Modern Adult Contemporary
                                       KMZQ        FM     Soft Adult Contemporary
                                       KSFN        AM     Sports
                                       KXNT        AM     News/Talk/Sports
                                       KXTE        FM     Alternative

Buffalo, NY                  43        WBLK(2)     FM     Urban Adult Contemporary   Bus, Commuter Rail, Bus
                                       WECK        AM     Adult Standards            Shelters
                                       WJYE        FM     Soft Adult Contemporary
                                       WLCE        FM     Modern Adult Contemporary
                                       WYRK        FM     Country

Hartford, CT                 45        WRCH        FM     Soft Adult Contemporary    --
                                       WTIC        FM     Top 40
                                       WTIC        AM     News/Talk
                                       WZMX        FM     Classic Hits

Austin, TX                   49        KAMX        FM     Modern Adult Contemporary  --
                                       KJCE        AM     Urban Adult Contemporary
                                       KKMJ        FM     Soft Adult Contemporary
                                       KQBT        FM     Rhythmic Contemporary Hit

Rochester, NY                50        WCMF        FM     Album Oriented Rock        --
                                       WPXY        FM     Contemporary Hit Radio
                                       WRMM        FM     Soft Adult Contemporary
                                       WZNE        FM     Modern Adult Contemporary

W. Palm Beach, FL            51        WEAT        FM     Soft Adult Contemporary    --
                                       WIRK        FM     Country

Fresno, CA                   65        KMJ         AM     News/Talk/Sports           --
                                       KMGV        FM     Rhythmic Oldies
                                       KOOR        AM     Spanish
                                       KOQO        FM     Spanish
                                       KRNC        FM     Spanish
                                       KSKS        FM     Country
                                       KVSR        FM     Modern Adult Contemporary

Monterey-Salinas, CA         77        KLUE        FM     Adult Contemporary         --

Palm Springs, CA            154        KEZN        FM     Easy                       --

------------------------------------------------------------------------------------------------------------------
    TOTAL STATIONS                     160

RADIO STATIONS SUBJECT TO
  ACQUISITION

Tampa, FL                    22        WRBQ(3)     FM     Country
                                       WSJT(3)     FM     Smooth Jazz

Cleveland, OH                24        WNCX(3)     FM     Classic Rock
------------------------------------------------------------------------------------------------------------------

(1) TDI also has outdoor displays, including bus, rail and billboard displays, in the following markets: New Jersey; New Orleans, Louisiana; North San Diego, California; Phoenix, Arizona; San Antonio, Texas; Great Britain; Ireland; and the Netherlands.

(2) Operated by the Company pursuant to a local marketing agreement.

(3) Being acquired from Clear Channel Communications Corp.; letter of intent signed and subject to Federal Communications Commission (FCC) approval.

 6        INFINITY BROADCASTING CORPORATION

COMPETITION

The Company operates in a highly competitive industry. The Company's radio stations and outdoor advertising properties compete for audiences and advertising revenues directly with other radio stations and outdoor advertising companies, as well as with other media, such as broadcast television, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets. The Company's audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the Company's revenues in that market and possibly adversely affect revenues in other markets.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. From time to time other stations may change their format or programming to compete directly with the Company's stations for audiences and advertisers, or engage in aggressive promotional campaigns, which could result in lower ratings and advertising revenues or increased promotion and other expenses. Audience preferences as to format or programming may also shift due to demographic or other reasons. Any failure by the Company to respond, or to respond as quickly as its competitors, could have a material adverse effect on the Company's position in that market.

Factors that are material to a radio station's competitive position include management experience, the station's audience rank in its local market, transmitter power, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other radio stations in the market area. The Company attempts to improve its competitive position in each market by extensively researching its stations' programming, by implementing advertising campaigns aimed at the demographic groups for which its stations program and by managing its sales efforts to attract a larger share of advertising dollars. The Company also competes with other radio station groups to purchase additional stations.

Although the radio broadcasting industry is highly competitive, some barriers to entry exist (which can be mitigated to some extent by changing existing radio station formats and upgrading power, among other actions). The operation of a radio station requires a license or other authorization from the FCC, and the number of radio stations that can operate in a given market is limited by the availability of FM and AM radio frequencies allotted by the FCC to communities in that market. In addition, the FCC's multiple ownership rules regulate the number of stations that may be owned and controlled by a single entity in a given market. The FCC's multiple ownership rules have, in recent years, changed significantly as a result of the Telecommunications Act of 1996 (Telecom Act).

The out-of-home media industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are also proposals before the FCC to permit a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these proposals to date.

The delivery of information through the presently unregulated Internet also could create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. A growing population and greater availability of radios, particularly car and portable radios, have contributed to this growth. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

The Company cannot predict what other matters might be considered in the future by the FCC, nor can it assess in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

                                     INFINITY BROADCASTING CORPORATION         7

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenues are typically lowest in the first quarter and highest in the second and fourth quarters.

EMPLOYEES

As of December 31, 1998, the Company had approximately 6,000 full-time employees and approximately 2,300 part-time employees. Approximately 975 of the Company's full-time employees are represented by unions. The Company believes that its relations with its employees and their unions are generally satisfactory.

The Company employs several high-profile on-air personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with its on-air talent and commissioned sales representatives to protect its interests in those relationships that it believes to be valuable. The Company has entered into employment agreements with certain of its executive officers, and certain other executive officers have employment agreements with CBS Corporation.

GOVERNMENT REGULATION

FEDERAL REGULATION OF RADIO BROADCASTING

The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; establishes technical requirements for certain transmitting equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations. The FCC has the power to impose penalties for violation of its rules or the Communications Act, including the imposition of monetary forfeitures, the issuance of short-term licenses, the imposition of a condition on the renewal of a license, and the revocation of operating authority.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio stations.

FCC Licenses

Generally, the FCC renews radio broadcast licenses without a hearing upon finding that: (i) the radio station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations that, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term lesser than the maximum otherwise permitted, or hold an evidentiary hearing. In addition, the Communications Act authorizes the filing of petitions to deny a license renewal during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that the grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no

 8        INFINITY BROADCASTING CORPORATION
assurance to that effect. The non-renewal of the Company's licenses could have a material adverse effect on the Company.

Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the proposed assignee or transferee, including compliance with the various rules limiting common ownership of media properties in a given market, the "character" of the proposed assignee or transferee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership as well as compliance with other FCC policies, including FCC equal employment opportunity requirements. The equal opportunity requirements, as they relate to outreach efforts for the recruitment of minorities, have been declared unconstitutional by the U.S. Court of Appeals for the D.C. Circuit, and the court recently declined to review the decision en banc.

As a consequence of passage of the Telecom Act, the FCC amended its multiple ownership rules to eliminate the national limits on the ownership of AM and FM stations. Additionally, it established new local ownership rules that use a sliding scale of permissible ownership, depending on market size. FCC ownership rules continue to permit an entity to own one FM and one AM station in a local market regardless of market size. In addition to the numerical limitations on ownership depending on market size, the FCC is currently pursuing a new policy that involves review of proposed transactions if they would enable a single owner or two owners to attain a high degree of revenue concentration in a market.

The FCC's "one-to-a-market" rule prohibits the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market (subject to a waiver of such prohibition if certain conditions are satisfied) and the common ownership, operation or control of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, neither the Company nor CBS Corporation would be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which the Company now owns radio broadcast properties. CBS Corporation has received, in the past, numerous permanent and temporary waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers, which affect 39 of the Company's radio stations, are subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the "one-to-a-market" rule. If these waivers are not made permanent, divestitures of certain of the Company's radio stations or of CBS Corporation's television stations may be required within certain time periods specified by the FCC. On October 1, 1996, the FCC commenced a proceeding to explore possible revisions of its policies concerning waiver of the newspaper/radio cross-ownership restrictions.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. If a single individual or entity controls more than 50% of a corporation's outstanding voting stock, that individual or entity is viewed as a single majority stockholder; thus, the FCC views CBS Corporation as a single majority stockholder of the Company. In the case of a single majority stockholder, the interests of other stockholders are not attributable unless the stockholders are also officers or directors of the corporation. The FCC is currently reviewing its attribution rules to determine whether changes in those rules are appropriate, including whether to continue the attribution exception in the case of a single majority stockholder.

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation (such as CBS Corporation in

                                     INFINITY BROADCASTING CORPORATION         9
the case of the Company) of which more than 25% of the capital stock is owned of record or voted by aliens. As a result of these provisions, the licenses granted to the Company by the FCC could be revoked if more than 20% of the Company's stock were directly or indirectly voted by aliens or if more than 25% of CBS Corporation's stock were directly or indirectly held or voted by aliens. The Company's restated certificate restricts the ownership, voting and transfer of the Company's capital stock in accordance with the Communications Act and the rules of the FCC, and prohibits the issuance of more than 20% of the Company's outstanding capital stock (or more than 20% of the voting rights it represents) to or for the account of aliens. The restated certificate authorizes the Company's Board of Directors to enforce these prohibitions. In addition, the restated certificate provides that shares of capital stock of the Company determined by the Company's Board of Directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by the Company by action of the Board of Directors to the extent necessary, in the judgment of the Board of Directors, to comply with these alien ownership restrictions.

Time Brokerage Agreements

Over the past few years, a number of radio stations have entered into what have commonly been referred to as Time Brokerage Agreements (TBAs). One typical type of TBA, commonly referred to as a local marketing agreement (LMA), is a programming agreement between two separately owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during those program segments. The staff of the FCC's Mass Media Bureau has held that TBAs are not contrary to the Communications Act provided that the licensee of the station that is being substantially programmed by another entity: (i) maintains complete responsibility for, and control over, programming and operations of its broadcast station; and (ii) assures compliance with applicable FCC rules and policies. The FCC's multiple ownership rules specifically permit radio station TBAs to continue to be entered into and implemented, but provide that a licensee or a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. The Company is party to an LMA with a station in Buffalo, NY, pursuant to which the Company has acquired virtually all of the programming time on the station and is entitled to sell all of the advertising inventory within such acquired time. The foregoing LMA involves programming of more than 15% of the broadcast time of the relevant station.

Programming and Operations

The Communications Act requires broadcasters to serve the "public interest." A licensee is required to present programming that is responsive to issues of the station's community of license and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although listener complaints may be filed at any time, are required to be maintained in the station's public file and generally may be considered by the FCC at any time. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. In addition, the FCC recently has proposed to establish a system of random audits to ensure and verify licensee compliance with various FCC rules and regulations.

Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the maximum eight-year term) license renewal, the imposition of a condition on the renewal of a license or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Possible Changes

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for

 10        INFINITY BROADCASTING CORPORATION
the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or to finance those acquisitions. Such matters may include spectrum use or other fees on FCC licenses; foreign ownership of broadcast licenses; revisions to the FCC's equal employment opportunity rules and rules relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; new technologies such as satellite-digital audio radio services and microbroadcasting; and the development of rules to govern auctions for the right to use the radio broadcast spectrum. Finally, as required by the Telecom Act, the FCC has instituted a proceeding to investigate, among other things, the effect of the revised ownership rules for radio stations adopted in accordance with the Telecom Act, and the resulting consolidation in the radio industry, on the diversity of programming and ownership, and on programming and advertising competition. The FCC may conclude, as a consequence of this review, to modify the radio ownership rules.

The Company cannot predict what other matters might be considered in the future by the FCC or Congress, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

OUTDOOR ADVERTISING

The outdoor advertising industry is subject to governmental regulation at the federal, state and local level. These include regulations on the construction, repair, upgrading, height, size and location of, and, in some instances, content of advertising copy being displayed on outdoor advertising structures adjacent to federally-aided highways and to other thoroughfares. Regulations affecting outdoor advertising at any level of government could have a material adverse effect on the Company.

ALCOHOL AND TOBACCO ADVERTISING

There are significant legal and regulatory constraints on the use of out-of-home media to advertise alcohol and tobacco products. Additional limitations have been proposed from time to time, particularly in connection with a possible global settlement of tobacco-related litigation. The Company is not aware of similar proposals to further restrict alcohol advertising.

ANTITRUST

An element of the Company's growth strategy involves the acquisition of additional radio stations and other outdoor advertising properties, many of which are likely to require antitrust review by the Federal Trade Commission
(FTC) and the Department of Justice (DOJ) prior to such acquisition. Following passage of the Telecom Act, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer already owns one or more radio station properties in a particular market and the acquisition involves another radio station in the same market. In connection with certain recent acquisitions, the DOJ has obtained consent decrees requiring certain radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ has also been active in reviewing proposed acquisitions of outdoor advertising properties. There can be no assurance that the DOJ or the FTC will not seek to bar the Company from acquiring additional radio stations or other media-related and outdoor advertising properties in any market where the Company already has a significant position. In addition, to the extent the Company makes acquisitions of international broadcasting properties or display faces, the Company will also be subject to the antitrust laws of foreign jurisdictions.

ENVIRONMENTAL

As the owner, lessee or operator of various real properties and facilities, the Company is subject to various federal, state and local environmental laws and regulations. Historically, compliance with such laws and regulations has not had a material adverse effect on the Company's business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require the Company to make significant expenditures in the future.

                                    INFINITY BROADCASTING CORPORATION         11

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located in midtown Manhattan and are leased from third parties. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage. TDI's transit displays are owned by the transit system or other franchisor and are managed by the Company pursuant to three to five year agreements, and its outdoor displays are generally located on leased properties.

No one property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its operations; however, the Company continually looks for opportunities to upgrade its properties. The Company owns substantially all of the equipment used in its radio broadcasting business.

ITEM 3. LEGAL PROCEEDINGS.

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company. For a description of certain matters before the FCC, see "Government Regulation."

 12        INFINITY BROADCASTING CORPORATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1998 since the Company became a reporting company.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and position held during the past five years by each of the executive officers of the Company as of February 19, 1999 are listed below. Officers are elected annually by the Board of Directors and hold office until the earlier of his or her resignation or removal. There are no family relationships among any of the directors and executive officers of the Company.

NAME AND POSITIONS                                                   AGE
-------------------------------------------------------------------------------
Mel Karmazin--Chairman, President and Chief Executive                55
  Officer
Farid Suleman--Executive Vice President, Chief Financial             47
  Officer and Treasurer
Daniel R. Mason--President, Infinity Radio Group, and Vice           47
  President of the Company
William M. Apfelbaum--President and Chief Executive Officer,         52
  TDI
-------------------------------------------------------------------------------

Messrs. Karmazin and Suleman are employees of CBS Corporation and provide services to the Company pursuant to the terms of an intercompany agreement between the Company and CBS Corporation. As employees of CBS Corporation, Messrs. Karmazin and Suleman render services to CBS Corporation.

Mr. Karmazin has been Chairman, President and Chief Executive Officer of the Company since September 17, 1998. He joined CBS Corporation (then Westinghouse Electric Corporation) in December 1996 as Chairman and Chief Executive Officer of CBS Radio. In May 1997, he also assumed responsibility for CBS Corporation's owned and operated television stations and became Chairman and Chief Executive Officer of the CBS Station Group. In April 1998, Mr. Karmazin was elected President and Chief Operating Officer of CBS Corporation, and became its Chief Executive Officer on January 1, 1999. Prior to joining CBS Corporation, from 1988 until December 1996, Mr. Karmazin served as President and Chief Executive Officer of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation.

Mr. Suleman has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since September 17, 1998. He has also served as Senior Vice President and Chief Financial Officer of the CBS Station Group since June 1997 and Senior Vice President -- Finance of CBS Corporation since August 1998. From January 1997 to June 1997, he served as Senior Vice President and Chief Financial Officer of CBS Radio. Prior to joining CBS Corporation, he was Vice President -- Finance and Chief Financial Officer of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation from 1986 until 1996. Mr. Suleman has also been the Executive Vice President, Chief Financial Officer and Secretary of Westwood One since February 1994.

Mr. Mason has been Vice President of the Company since September 17, 1998. He has been President of the CBS Radio group (now also known as Infinity Radio) since November 1995. From 1993 to 1995, Mr. Mason served as President of Group W Radio. Mr. Mason was President of Cook Inlet Radio Partners, LP from 1988 to 1993.

Mr. Apfelbaum has been President and Chief Executive Officer of TDI since August 1989. Prior to joining TDI, from July 1988 to July 1989, Mr. Apfelbaum served as President of Gannett Transit, Inc. (formerly New York Subway Advertising Co., Inc.).

                                    INFINITY BROADCASTING CORPORATION         13

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal markets for the Company's Class A common stock are identified on page 1 of this report. The remaining information required by this item appears on page 32 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears on page 36 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 15 through 19 of this report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears on page 18 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the report of KPMG LLP dated January 27, 1999, appears on pages 21 through 35 of this report and is incorporated herein by reference.

                                                              PAGE
------------------------------------------------------------------
Report of Management                                           20
Independent Auditors' Report                                   21
Consolidated Statement of Earnings for the years ended
  December 31, 1998, 1997 and 1996                             22
Consolidated Balance Sheet as of December 31, 1998 and 1997    23
Consolidated Statement of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                             24
Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1998, 1997 and 1996         25
Notes to the Consolidated Financial Statements                 26
Quarterly Financial Data (unaudited)                           35
Five-Year Summary of Selected Financial and Statistical Data
  (unaudited)                                                  36
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events.

 14        INFINITY BROADCASTING CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) was formed in September 1998 as a wholly owned subsidiary of CBS Corporation (CBS) to own and operate CBS's radio and outdoor advertising segment. The radio broadcasting properties and TDI Worldwide, Inc. (TDI), one of the largest outdoor advertising companies in the United States, now comprise Infinity's out-of-home media business focusing on providing advertising to targeted demographic audiences outside the consumer's home.

In December, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned all of Infinity's Class B common stock, representing 81.8% of the Company's equity and 95.8% of the voting power.

The consolidated financial statements present Infinity's operations as if the Company had been a separate entity for all periods presented. In addition, any acquisitions of radio and outdoor advertising properties by CBS during these periods are deemed to have been made by Infinity. The consideration to effect the acquisitions has been treated as a capital contribution by CBS to Infinity. These acquisitions include (a) the November 24, 1995 acquisition of the radio operations of CBS Inc. for $1.2 billion of cash, (b) the December 31, 1996 acquisition of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation, (Old Infinity) for $4.7 billion, consisting of $3.8 billion of CBS's common stock and $0.9 billion of debt that was repaid immediately prior to the acquisition, and (c) the June 4, 1998 acquisition of the radio operations of American Radio Systems Corporation (American Radio) for $1.4 billion of cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 3 to the consolidated financial statements.

While the Company does not believe that it needs to make acquisitions to grow its business, it intends to pursue acquisition opportunities that would enable it to continue to compete effectively for advertising revenues and to increase its cash flow growth rate. As an experienced operator of out-of-home media properties, the Company believes that it will have opportunities to acquire additional properties and to improve its operating performance. In general, the Company intends to pursue acquisitions of radio stations primarily in the 50 largest radio markets in the United States. This strategy may include acquiring radio stations in markets where the Company currently owns stations, as well as in markets in which the Company does not currently operate. The Company will also seek to acquire additional outdoor properties both in the United States and internationally.

The consolidated historical financial information presented in this report is not necessarily indicative of the results of operations, financial position, and cash flows that would have resulted had the Company actually operated as a separate, stand-alone entity since January 1, 1994.

SOURCES OF REVENUE

The Company derives substantially all of its revenues from sales of advertising, either on its radio stations or on its outdoor advertising displays. The Company's revenues are affected primarily by the advertising rates the Company is able to charge. These rates are in large part based on conditions in the economy, conditions in each market, and on the ability to attract audiences in the demographic groups targeted by its advertisers. The ability to attract radio audiences is measured principally by independent national rating services.

COMPONENTS OF EXPENSES

The primary operating expenses involved in owning and operating radio stations and outdoor advertising facilities are employee costs, programming, solicitation of advertising, franchise payments, and promotion. The Company's net earnings also reflect substantial amortization of broadcast licenses and goodwill as well as income taxes. In addition, the Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions.

USE OF EBITDA

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting, including

                                    INFINITY BROADCASTING CORPORATION         15

CBS Inc.'s radio operations, Old Infinity and American Radio. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with FCC licenses and goodwill. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

RESULTS OF OPERATIONS

Where appropriate, the discussion below provides a comparison of actual results with pro forma results. For the 1998 and 1997 comparisons, pro forma results were determined as if the acquisition of American Radio and related divestitures and exchanges had occurred on January 1, 1997. For the 1997 and 1996 comparisons, pro forma results were determined as if the acquisition of Old Infinity and related divestitures and exchanges had occurred on January 1, 1996.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO
  YEAR ENDED DECEMBER 31, 1997

Net revenues for 1998 were $1,893 million compared to $1,480 million for 1997, an increase of 28%. Driving this increase was the continued strong performance of the Company's existing operations, and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. On a pro forma basis, net revenues for 1998 compared to 1997 increased approximately 12%.

Operating expenses excluding depreciation and amortization expense for 1998 were $1,084 million compared to $888 million for 1997, an increase of 22%. Operating expenses did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. On a pro forma basis, operating expenses for 1998 compared to 1997 increased approximately 8%. Depreciation and amortization expense for 1998 was $250 million compared to $197 million for 1997, an increase of 27%. The increase represents additional depreciation and amortization expense resulting from the June 4, 1998 acquisition of American Radio. Corporate expenses for 1998 were $17 million compared to $22 million for the prior year, a decrease of $5 million. This improvement was driven by the efforts to control overhead costs, including transaction processing and information systems costs.

Operating earnings for 1998 were $542 million compared to $372 million for 1997, an increase of 46%. This increase was primarily attributable to improvements at the existing operations and the June 1998 acquisition of American Radio. On a pro forma basis, operating earnings for 1998 compared to 1997 increased approximately 36%.

EBITDA for 1998 was $798 million compared to $575 million for 1997, an increase of 39%. On a pro forma basis, EBITDA for 1998 compared to 1997 increased approximately 21%.

Interest expense for 1998 was $64 million compared to $4 million for 1997. The interest expense for 1998 resulted from debt assumed in the American Radio acquisition and interest on a $2.5 billion note due CBS that was created in connection with a dividend from Old Infinity to CBS and repaid in December 1998 with the proceeds from the stock offering (see note 9 to the consolidated financial statements). Interest for 1997 primarily represents interest on $149 million of notes issued by Old Infinity prior to its acquisition, which were redeemed by the Company in March 1997.

Income taxes for 1998 were $249 million compared to $197 million for 1997. The effective tax rate was 51% for 1998 compared to 53% for the prior year.

Net earnings for 1998 totaled $235 million, or $0.33 per share, compared to $178 million, or $0.25 per share, for 1997, an increase of $57 million, or $0.08 per share.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO
  YEAR ENDED DECEMBER 31, 1996

Net revenues for 1997 were $1,480 million compared to $554 million for 1996. This increase in revenues was driven primarily by the inclusion of the results of operations for Old Infinity, which was acquired on December 31, 1996, and the overall strong performance of the existing radio stations. On a pro forma basis, net revenues for 1997 increased approximately 20%. These results reflect strong markets combined with management's continued focus on improving revenue growth.

Operating expenses excluding depreciation and amortization expense for 1997 were $888 million compared to $344 million for 1996. The increase was due principally to the acquisition of Old Infinity and expenses associated with higher revenues. On a pro forma basis, operating expenses in 1997 increased approximately 6%. Depreciation and amortization

 16        INFINITY BROADCASTING CORPORATION
expense for 1997 was $197 million compared to $58 million for 1996. The increase was due to the amortization expense resulting from the acquisition of Old Infinity. Corporate expenses for 1997 were $22 million compared to $13 million for the prior year, an increase of $9 million primarily from the acquisition of Old Infinity.

Operating earnings for 1997 were $372 million compared to $139 million for 1996. The increase was due principally to the acquisition of Old Infinity and improved results at the Company's radio stations. On a pro forma basis, operating earnings in 1997 increased approximately 26% as a result of the revenue increase.

EBITDA for 1997 was $575 million compared to $197 million for 1996. On a pro forma basis, EBITDA increased approximately 29%.

Interest expense for 1997 totaled $4 million, while there was no interest expense for 1996. The interest expense for 1997 resulted from debt originally issued by Old Infinity, which was repaid by the Company in March 1997.

Other income of $6 million for 1997 consists primarily of a gain on the disposal of a radio station.

Income taxes for 1997 totaled $197 million compared to $68 million for 1996. The effective tax rate was 53% for 1997 compared to 49% for 1996. The increase resulted primarily from non-deductible goodwill associated with the acquisition of Old Infinity.

Net earnings for 1997 totaled $178 million compared to $72 million for 1996.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry. The Company's revenue is typically lowest in the first quarter and highest in the second and fourth quarters.

NEW PRONOUNCEMENTS

In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has entered into an insignificant number of derivative and hedging transactions and does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial position, results of operations or disclosure.

LIQUIDITY AND CAPITAL RESOURCES

In December 1998, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock, resulting in proceeds to the Company of $3.0 billion, net of offering costs. The Company used a portion of the proceeds to prepay a $2.5 billion intercompany note to CBS, to purchase some of its outstanding debt, and for general corporate purposes.

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At December 31, 1998, the Company had $524 million of long-term debt outstanding, substantially all of which was assumed in the June 1998 acquisition of American Radio. This debt was offset by nearly $500 million of cash and cash equivalents, resulting in virtually no net debt. The Company's equity at year-end 1998 totaled $8.9 billion. As a result, management expects that the Company will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuances of equity securities.

OPERATING ACTIVITIES

The Company's operating activities provided $442 million of cash in 1998 compared to $310 million in 1997. The increase relates primarily to the cash provided by the operations of American Radio and the improved operating results during 1998 compared to 1997. The operating activities provided $310 million of cash in 1997 compared to $104 million in 1996. The increase in 1997 was primarily related to the cash provided by the operations of Old Infinity, which was acquired on December 31, 1996.

INVESTING ACTIVITIES

The Company's investing activities used $1.4 billion of cash in June 1998, primarily for the acquisition of American Radio, compared to $22 million of cash provided in 1997. During 1996, investing activities used $1.0 billion, primarily for the cash portion of the consideration for Old Infinity.

The Company's capital expenditures totaled $32 million in 1998 compared to $15 million in 1997 and

                                    INFINITY BROADCASTING CORPORATION         17

$7 million in 1996. The Company's business does not require substantial investment of capital. The increase in capital expenditures during 1998 and 1997 was due to the Company's acquisition activity during each of these periods.

FINANCING ACTIVITIES

Cash provided by financing activities totaled $1.4 billion in 1998 compared to cash used of $329 million in 1997. The Company's December 1998 issuance of Class A common stock generated proceeds of $3.0 billion, net of offering costs. Offsetting this amount was $2.5 billion of cash used to prepay a $2.5 billion intercompany note to CBS. During the year, CBS contributed $1.7 billion of cash to Infinity, of which $1.4 billion was in connection with the American Radio acquisition. Also during 1998, the Company repaid $784 million of debt, including $567 million to close American Radio's revolving credit agreement. Cash used by financing activities during 1997 of $329 million reflects the repayment of Old Infinity debt as well as $180 million of net payments to CBS as the Company generated cash earnings. In 1996, financing activities generated $917 million of cash primarily reflecting the cash received from CBS for the cash portion of the consideration for the Old Infinity acquisition.

The Company has the ability to borrow up to $1.0 billion under CBS's revolving credit agreement, which expires on August 29, 2001. Borrowing rates under the CBS credit agreement are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin. No borrowings were outstanding under this facility at December 31, 1998. The terms of the CBS credit agreement provide for restrictions, subject to certain exceptions, on the ability of CBS subsidiaries (including the Company) to incur debt outside the credit agreement. The Company believes that participating in the CBS credit facility is most advantageous at this time. However, the Company may obtain an independent credit facility in the future.

Generally, the Company's excess cash can be distributed to shareholders, including CBS, through dividend declarations. However, the Company does not anticipate paying any dividends on its common stock in the near term.

As of December 31, 1998, the Company had $524 million of long-term debt, substantially all of which was assumed in the acquisition of American Radio. Under the terms of indentures relating to American Radio's long-term debt, American Radio is limited in its ability to pay dividends to the Company. The limitation is not expected to have a material impact on the Company's ability to manage its liquidity or in its pursuit of growth through future acquisitions.

Subsequent to December 31, 1998 the Company repurchased approximately $100 million of its outstanding debt.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates. To manage this exposure, the Company periodically enters into interest rate exchange agreements. The Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

At December 31, 1998, the Company's debt was $525 million, essentially all of which consisted of fixed rate obligations. With regard to these obligations, a 1 percent decrease in interest rates would increase the value of the instruments by approximately $10 million. At year-end 1998, the Company had no interest rate exchange agreements outstanding.

For further information regarding the Corporation's debt, see note 9 to the consolidated financial statements.

YEAR 2000

The Year 2000 issue is the result of the development of computer programs and computer chips using two digits rather than four digits to define the applicable year. Computer programs and/or equipment with time-sensitive software or computer chips may recognize the date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions to business operations.

To address the Year 2000 issue, the Company has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Company estimates its cost to achieve Year 2000 compliance to be approximately $5 million, of which $2 million has been incurred to date. CBS is expected to incur additional costs of approximately $2 million on behalf of the Company to ensure compliance of the management information systems infrastructure. Approximately 60% of the total expenditures relate to replacement of existing systems. The Company expects

 18        INFINITY BROADCASTING CORPORATION
to fund these costs through its cash flows from operations. All modification costs are expensed as incurred.

The Company's centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications by mid-1999. A significant portion of the Year 2000 work on the Company's systems has been performed or is underway. The Company is currently in the process of developing Year 2000 procedures and guidelines for individual radio stations. The Company plans to have all systems tested and compliant by mid-1999.

The Year 2000 effort also includes communication with all significant third party suppliers and customers to determine the extent to which the Company's systems are vulnerable to those parties' failures to reach Year 2000 compliance. There can be no guarantee that the Company's third party suppliers or customers will be Year 2000 compliant on a timely basis and that failure to achieve compliance would not have a material adverse impact on the Company's business operations.

The Company expects to develop a formal contingency plan to ensure continued business operations in case of non-compliance with the Year 2000 on a timely basis. Overall, the Company believes that it will complete its Year 2000 effort and will be compliant on time. Although there can be no assurances that this will occur, the Company will continuously monitor its progress and evaluate the need for a contingency plan. Based on its current plan, the Company believes that it will have adequate time to prepare for contingency measures if the need arises.

The Company believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes that primary risks are external to the Company and relate to the Year 2000 readiness of its third party suppliers or customers. The inability of the Company or its third party suppliers or customers to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Company plans to devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties, and factors include, but are not limited to the impact of changes in national, regional and local economies; successful integration of any acquired properties; the Company's ability to develop and/or acquire radio on-air talent and programming and to attract and retain advertisers; the impact of significant competition from other radio stations and programming alternatives such as broadcast television, newspapers, magazines, cable television, the Internet, direct mail, and the impact of new technologies; changes in Federal Communications Commission regulations; and such other competitive and business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Annual Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    INFINITY BROADCASTING CORPORATION         19

REPORT OF MANAGEMENT

The Company has prepared the consolidated financial statements and related financial information included in this report. Management has the primary responsibility for the consolidated financial statements and other financial information and for ascertaining that the data fairly reflect the financial position, results of operations, and cash flows of the Company. The consolidated financial statements were prepared in accordance with generally accepted accounting principles appropriate in the circumstances, and necessarily include amounts that are based on best estimates and judgments with appropriate consideration given to materiality. Financial information included elsewhere in this report is presented on a basis consistent with the consolidated financial statements.

The Company maintains a system of internal accounting controls, supported by adequate documentation, to provide reasonable assurance that assets are safeguarded and that the books and records reflect the authorized transactions of the Company. Limitations exist in any system of internal accounting controls based on the recognition that the cost of the system should not exceed the benefits derived. The Company believes its system of internal accounting controls appropriately balances the cost/benefit relationship.

The independent auditors provide an objective assessment of the degree to which management meets its responsibility for fair financial reporting. They regularly evaluate elements of the internal control structure and perform such tests and procedures as they deem necessary to express an opinion on the fairness of the financial statements.

The Board of Directors meets regularly with the independent auditors and management. The independent auditors have direct access to the Board of Directors, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

We believe that the Company's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws and with a corresponding standard of business conduct.

 20        INFINITY BROADCASTING CORPORATION

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFINITY BROADCASTING CORPORATION:

We have audited the accompanying consolidated balance sheet of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
KPMG LLP
New York, New York
January 27, 1999

                                    INFINITY BROADCASTING CORPORATION         21

CONSOLIDATED STATEMENT OF EARNINGS
(dollars and shares in thousands except per-share amounts)

YEAR ENDED DECEMBER 31,                                      1998           1997            1996
---------------------------------------------------------------------------------------------------
Total revenues                                             $2,162,063     $1,691,517       $637,883
Less agency commissions                                      (268,959)      (211,426)       (83,795)
---------------------------------------------------------------------------------------------------
Net revenues                                                1,893,104      1,480,091        554,088
---------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and
  amortization                                              1,084,122        888,405        343,920
Depreciation and amortization                                 249,652        197,135         57,528
Corporate expenses                                             17,440         22,277         13,434
---------------------------------------------------------------------------------------------------
Total operating expenses                                    1,351,214      1,107,817        414,882
---------------------------------------------------------------------------------------------------
Operating earnings                                            541,890        372,274        139,206
Interest expense, net                                         (63,773)        (3,645)            --
Other income, net                                               6,324          5,610            309
---------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest            484,441        374,239        139,515
Income taxes                                                 (248,776)      (196,978)       (67,949)
Minority interest in (income) loss of consolidated
  subsidiaries                                                   (859)           368             --
---------------------------------------------------------------------------------------------------
Net earnings                                               $  234,806     $  177,629       $ 71,566
---------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                $     0.33     $     0.25       $   0.10
---------------------------------------------------------------------------------------------------
Weighted average common shares outstanding -- (basic and
  diluted)                                                    706,379        700,000        700,000
---------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

 22        INFINITY BROADCASTING CORPORATION

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

DECEMBER 31,                                                         1998          1997
---------------------------------------------------------------------------------------
ASSETS
  Cash and cash equivalents                                   $   497,701    $   22,522
  Receivables (net of allowance for doubtful accounts of
   $27,463
   and $15,086, respectively)                                     460,966       334,914
  Prepaid and other current assets                                 39,206        27,255
  Deferred tax assets                                              19,641        14,334
---------------------------------------------------------------------------------------
  Total current assets                                          1,017,514       399,025
  Property and equipment, net                                     236,584       118,471
  Intangible assets, net                                        9,359,170     6,433,283
  Other assets                                                    184,975       123,324
---------------------------------------------------------------------------------------
Total assets                                                  $10,798,243    $7,074,103
---------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                       $   176,430    $  120,356
  Accrued compensation                                             39,750        30,904
  Accrued interest                                                 12,113            27
  Other current liabilities                                         3,647           532
---------------------------------------------------------------------------------------
  Total current liabilities                                       231,940       151,819
  Long-term debt                                                  523,960         1,560
  Deferred taxes                                                1,156,244       484,364
  Other noncurrent liabilities                                     28,072        38,972
---------------------------------------------------------------------------------------
Total liabilities                                               1,940,216       676,715
---------------------------------------------------------------------------------------
Contingent liabilities and other commitments
---------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $0.01 (50,000,000 shares
   authorized, no shares issued)                                       --            --
  Class A common stock, par value $0.01 (2,000,000,000
   shares
   authorized, 155,250,000 shares issued at December 31,
   1998)                                                            1,553            --
  Class B common stock, par value $0.01 (2,000,000,000
   shares
   authorized, 700,000,000 shares issued at December 31,
   1998)                                                            7,000            --
  Capital in excess of par value                                8,805,448     6,017,233
  Accumulated earnings                                             44,026       380,155
---------------------------------------------------------------------------------------
Total stockholders' equity                                      8,858,027     6,397,388
---------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $10,798,243    $7,074,103
---------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                    INFINITY BROADCASTING CORPORATION         23

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

                  YEAR ENDED DECEMBER 31,                         1998          1997          1996
-----------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                 $   234,806    $ 177,629    $    71,566
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Depreciation and amortization                                  249,652      197,135         57,528
   Deferred taxes                                                  12,156       13,883          3,012
   Gain on sales of assets, net                                    (3,703)      (3,584)            --
   Other noncash items                                             (6,970)          --             --
   Changes in assets and liabilities, net of acquisitions
    and dispositions:
     (Increase) decrease in accounts receivable                   (37,695)     (35,382)       (10,248)
     (Increase) decrease in other assets                           14,120      (14,924)        (3,100)
     Increase (decrease) in accounts payable and accrued
       expenses                                                    (7,633)     (11,459)         4,611
     Increase (decrease) in accrued interest                        5,210       (3,858)            --
     Increase (decrease) in other liabilities                     (17,940)      (9,176)       (19,426)
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                         442,003      310,264        103,943
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from dispositions                                      138,731       87,475             --
  Business acquisitions and investments                        (1,474,999)     (50,341)      (994,165)
  Deposit in acquisition trust                                    (34,635)          --             --
  Capital expenditures                                            (31,717)     (15,264)        (6,682)
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities           (1,402,620)      21,870     (1,000,847)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Receipts from (payments to) CBS, net                          1,698,429     (179,563)       916,771
  Repayment of CBS note                                        (2,500,000)          --             --
  Dividends paid to CBS                                           (25,200)          --             --
  Net proceeds from issuance of common stock                    3,046,652           --             --
  Repayment of debt                                              (784,085)    (149,931)            --
-----------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities            1,435,796     (329,494)       916,771
-----------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                             475,179        2,640         19,867
Cash and cash equivalents at beginning of year                     22,522       19,882             15
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                      $   497,701    $  22,522    $    19,882
-----------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
  Interest                                                    $    67,974    $   9,058    $        --
  Income taxes paid to CBS                                        233,905      163,720         64,937
-----------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

 24        INFINITY BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

                                                  CLASS A COMMON     CLASS B COMMON
                               PREFERRED STOCK        STOCK              STOCK         CAPITAL IN                      TOTAL
                               ---------------   ----------------   ----------------    EXCESS OF    ACCUMULATED   STOCKHOLDERS'
                               SHARES   AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT    PAR VALUE     EARNINGS        EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995    --       $--          --   $  --         --   $  --    $ 1,528,642    $130,960      $ 1,659,602
Net earnings                                                                                            71,566           71,566
Contribution for
 Old Infinity acquisition                                                                4,706,794                    4,706,794
Contribution for
 other acquisitions                                                                         58,165                       58,165
Cash from operations
 returned to CBS                                                                           (77,426)                     (77,426)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    --       $--          --   $  --         --   $  --    $ 6,216,175    $202,526      $ 6,418,701
Net earnings                                                                                           177,629          177,629
Contribution to prepay
 long-term debt                                                                            149,931                      149,931
Cash from operations
 returned to CBS                                                                          (329,493)                    (329,493)
Other intercompany activity,
 net                                                                                       (19,380)                     (19,380)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    --       $--          --   $  --         --   $  --    $ 6,017,233    $380,155      $ 6,397,388
Net earnings                                                                                           234,806          234,806
Contribution for American
 Radio acquisition                                                                       1,400,000                    1,400,000
Contribution to repay
 American Radio credit
 facility                                                                                  566,576                      566,576
Contribution to repay
 American Radio long-term
 debt                                                                                       71,096                       71,096
Dividends paid to CBS                                                                   (1,954,265)   (570,935)      (2,525,200)
Issuance of Class A
 common stock                                    155,250   1,553                         3,045,099                    3,046,652
Issuance of Class B
 common stock                                                       700,000   7,000         (7,000)                          --
Cash from operations
 returned to CBS                                                                          (335,680)                    (335,680)
Other intercompany activity,
  net                                                                                        2,389                        2,389
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    --       $--     155,250   $1,553   700,000   $7,000   $ 8,805,448    $ 44,026      $ 8,858,027
--------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                    INFINITY BROADCASTING CORPORATION         25

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Infinity Broadcasting Corporation (the Company) was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business consisting of radio and outdoor advertising. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties.

The consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS during this period have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the radio operations of CBS Inc. in November 1995, (b) Infinity Media Corporation (formerly Infinity Broadcasting Corporation) and subsidiaries, which include TDI Worldwide Inc. (TDI), (collectively, Old Infinity) on December 31, 1996, and (c) the radio operations of American Radio Systems Corporation (American Radio) on June 4, 1998. The operating results of the acquired entities have been included in the Company's Consolidated Statement of Earnings from their respective dates of acquisition. See note 3 to the consolidated financial statements.

The financial information included herein may not necessarily reflect the consolidated results of operations, financial position, changes in stockholders' equity, and cash flows of the Company in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.

Certain previously reported amounts have been reclassified to conform to the 1998 presentation.

NOTE 2: SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the net assets and entities described in note 1 to the consolidated financial statements. All material intercompany accounts and transactions have been eliminated.

REVENUE RECOGNITION

Revenues are primarily derived from the sale of radio advertising spots and are recognized when the spots are broadcast. The Company also receives advertising revenues on the sale of outdoor advertising space. Revenues from outdoor advertising space are recognized proportionately over the contract term.

STOCK-BASED COMPENSATION

The Company measures compensation cost for stock-based awards, including awards issued by CBS, using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma net earnings and pro forma earnings per share disclosures using the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and other related information are provided in note 13 to the consolidated financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives of 27.5 to 40 years for buildings, 20 years for land improvements, and 3 to 12 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

The Company considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited.

INTANGIBLE ASSETS

Intangible assets primarily include goodwill, Federal Communications Commission
(FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time, and transit franchise agreements. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of tangible and identifiable intangible net assets acquired. FCC licenses and goodwill are amortized using the straight-line method over 40 years. Transit franchise agreements are

 26        INFINITY BROADCASTING CORPORATION
amortized over the anticipated life of the contract. Subsequent to the acquisition of an intangible or other long-lived asset, the Company evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such asset may not be recoverable. When factors indicate that an intangible or other long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If such an analysis indicates that impairment has in fact occurred, the Company writes down the book value of the intangible or other long-lived asset to its fair value.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined by the Company using the available market information and appropriate valuation methodologies. Accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized by the Company upon maturity or disposition. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

INCOME TAXES

Income taxes are provided using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized based on differences between book and tax bases of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities other than changes arising from acquisitions and dispositions.

During the periods presented, the Company is part of CBS's consolidated federal income tax return. The Company has provided for income taxes as if it were a stand-alone taxpayer in accordance with SFAS 109.

The Company has entered into a Tax Sharing Agreement with CBS (see note 14 to the consolidated financial statements). Prior to the Company's December 1998 initial public offering, current taxes payable were paid immediately through contributed capital. Subsequent to the initial public offering, the Company reimburses CBS as if it were a stand-alone taxpayer, based upon the terms of the Tax Sharing Agreement.

EARNINGS PER SHARE

The earnings per share have been presented assuming that 700 million shares of Class B common stock were outstanding for all periods presented prior to the Company's initial public offering of 155,250,000 shares of Class A common stock. For the year ended December 31, 1998, basic and fully diluted weighted average shares outstanding totaled 706 million.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to intangible assets, program rights, contracts, allowances for doubtful accounts, income taxes and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, from time to time, have been utilized by the Company to manage its interest rate risk. Under interest rate contracts, the differentials to be received or paid are recognized in income over the life of the contract as adjustments to interest expense. Gains and losses on terminations of hedge contracts are recognized as interest expense when terminated in conjunction with the termination of the anticipated hedged transaction, or to the extent that the anticipated hedged transaction remains outstanding, deferred and amortized to interest expense over the remaining life of that transaction. As of December 31, 1998, the Company had no interest rate exchange contracts.

NEW PRONOUNCEMENTS

The Company adopted SFAS No. 128, "Earnings per Share," which establishes standards for computing and disclosing basic and diluted earnings per common share. Earnings per common share for all periods presented reflect the provisions of SFAS 128.

                                    INFINITY BROADCASTING CORPORATION         27

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," were issued. SFAS 130 requires that an enterprise report by major component and as a single total the change in its net assets from non-owner sources during the period. SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for fiscal years beginning after December 15, 1997 and were adopted during 1998. Adoption of these statements did not impact the Company's consolidated financial position, results of operations, or cash flows.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS 133 standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has entered into an insignificant number of derivative and hedging transactions and does not anticipate that the adoption of this standard will have a material impact on the Company's consolidated financial position, results of operations or disclosure.

NOTE 3: ACQUISITIONS

On December 31, 1996, the Company acquired Old Infinity for $4.7 billion consisting of $3.8 billion of CBS common stock and $.9 billion of debt, which was repaid immediately prior to the acquisition. The CBS common stock and cash used to repay the debt were contributed to the Company for purposes of this acquisition and recorded as contributed capital. In connection with the acquisition of Old Infinity, the Company divested certain radio stations to comply with regulatory requirements.

On June 4, 1998, the Company completed the acquisition of the radio broadcasting operations of American Radio for approximately $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The Company received a $1.4 billion capital contribution from CBS to effect this acquisition and received an additional capital contribution of $567 million to repay a portion of the debt assumed in the American Radio acquisition.

The estimated fair values of the American Radio assets acquired and liabilities assumed (which are based upon preliminary estimates that may be modified at a later date) are summarized in the following table:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
(in millions)

                                                AMERICAN
                                                  RADIO
                                               AT JUNE 4,
                                                  1998
----------------------------------------------------------
Cash                                             $    18
Receivables                                           88
Property and equipment                               129
Identifiable intangible assets:
  FCC licenses                                     2,346
  Goodwill                                           825
Other assets                                          53
Debt                                              (1,316)
Deferred income taxes                               (654)
Other liabilities                                    (89)
----------------------------------------------------------
Total purchase price                             $ 1,400
----------------------------------------------------------

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of American Radio as if the American Radio acquisition occurred on January 1, 1997. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt and related income tax effects.

PRO FORMA RESULTS
(unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31,                1998      1997
------------------------------------------------------
Net revenues                          $2,060    $1,873
Net earnings                             252       162
Net earnings per common share --
  basic and diluted                     0.36      0.23
------------------------------------------------------

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the American Radio acquisition been consummated on January 1, 1997. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 4: EMPLOYEE BENEFIT PLANS

Certain of the Company's employees are covered by various pension plans sponsored by CBS. Most pension plan benefits are based on either years of service and

 28        INFINITY BROADCASTING CORPORATION
compensation levels at the time of retirement, a formula based on career earnings, or a final average compensation amount. Pension benefits generally are paid from trusts funded by contributions from employees and/or CBS. The pension funding policy is consistent with funding requirements of U.S. federal and other governmental laws and regulations. Certain employees are also covered by postretirement benefit arrangements sponsored by CBS consisting of various retiree medical, dental, and life insurance arrangements.

The Company has accounted for these plans as multi-employer plans. The Company's allocated expense under benefit plans sponsored by CBS was as follows:

BENEFIT PLAN COSTS
(in thousands)

YEAR ENDED DECEMBER 31,            1998     1997     1996
----------------------------------------------------------
Pension plan cost                 $4,199   $5,451   $5,393
Postretirement benefit plan cost   1,647    1,524    1,581
----------------------------------------------------------

SFAS No. 112, "Employers Accounting for Postemployment Benefits," does not have a significant effect on the Company's consolidated financial position or results of operations.

Substantially all of the Company's employees can participate in various defined contribution savings plans sponsored by the Company or CBS. Such plans generally allow employees to contribute up to 15% of their income on a pretax basis. Depending on the particular plan, the Company will match from 30% to 50% of the first 5% of the employee's base earnings, match 50% of the first 6% of the employee's base earnings, match up to $1,000, or match on a discretionary basis.

NOTE 5: INCOME TAXES

INCOME TAX EXPENSE
(in thousands)

YEAR ENDED DECEMBER 31,         1998       1997      1996
-----------------------------------------------------------
Current:
  Federal                     $185,598   $143,900   $53,444
  State                         41,880     32,406    11,493
  Foreign                        9,142      6,789        --
-----------------------------------------------------------
Total current income tax
  expense                      236,620    183,095    64,937
-----------------------------------------------------------
Deferred:
  Federal                       10,004     11,426     2,479
  State                          2,152      2,457       533
-----------------------------------------------------------
Total deferred income tax
  expense                       12,156     13,883     3,012
-----------------------------------------------------------
Income tax expense            $248,776   $196,978   $67,949
-----------------------------------------------------------

During 1997, the Company utilized net operating loss carryforwards of $49 million, or $19 million of income tax benefit, arising from previous acquisition transactions.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to deferred income tax assets and liabilities are presented in the table below:

DEFERRED INCOME TAXES BY SOURCE
(in thousands)

DECEMBER 31,                           1998        1997
---------------------------------------------------------
Deferred tax assets:
  Provision for expenses and
    losses                          $   19,641   $  5,717
  Operating losses and credit
   carryforwards                            --      7,367
  Other                                     --      1,250
---------------------------------------------------------
Total deferred tax asset                19,641     14,334
---------------------------------------------------------
Deferred tax liabilities:
  Property, equipment, and
   intangible assets                 1,156,244    484,364
---------------------------------------------------------
Total deferred tax liabilities       1,156,244    484,364
---------------------------------------------------------
Deferred income tax liabilities,
  net                               $1,136,603   $470,030
---------------------------------------------------------

A reconciliation of the U.S. Federal statutory tax rate on earnings to the Company's effective tax rate on earnings before income taxes is summarized as follows:

EFFECTIVE TAX RATE RECONCILIATION

YEAR ENDED DECEMBER 31,              1998   1997   1996
-------------------------------------------------------
Federal income tax statutory rate     35%    35%    35%
Increase in rate resulting from:
  Amortization of non-deductible
    goodwill                          10     11      7
  State income tax expense, net of
   federal effect                      6      6      6
  Other                               --      1      1
-------------------------------------------------------
Income tax effective rate             51%    53%    49%
-------------------------------------------------------

The Company has entered into a Tax Sharing Agreement with CBS (see notes 2 and 14 to the consolidated financial statements).

NOTE 6: PROPERTY AND EQUIPMENT
(in thousands)

DECEMBER 31,                         1998        1997
-------------------------------------------------------
Land and buildings                 $116,218    $ 70,030
Equipment                           182,489      99,142
Construction in progress             11,714       4,922
-------------------------------------------------------
Property and equipment, at cost     310,421     174,094
Accumulated depreciation and
  amortization                      (73,837)    (55,623)
-------------------------------------------------------
Property and equipment, net        $236,584    $118,471
-------------------------------------------------------

For the years ended December 31, 1998, 1997 and 1996 depreciation expense totaled $26 million, $20 million, and $12 million, respectively.

                                    INFINITY BROADCASTING CORPORATION         29

NOTE 7: INTANGIBLE ASSETS
(in thousands)

DECEMBER 31,                      1998          1997
--------------------------------------------------------
Goodwill                        $5,789,580    $4,958,090
FCC licenses                     3,804,541     1,486,797
Transit franchise agreements       276,750       276,801
--------------------------------------------------------
Intangible assets, at cost       9,870,871     6,721,688
Accumulated amortization          (511,701)     (288,405)
--------------------------------------------------------
Intangible assets, net          $9,359,170    $6,433,283
--------------------------------------------------------

For the years ended December 31, 1998, 1997 and 1996, amortization expense totaled $223 million, $177 million, and $46 million, respectively.

Goodwill, FCC licenses and transit franchise agreements are presented in the Consolidated Balance Sheet net of accumulated amortization. As of December 31, 1998 and 1997, accumulated amortization for goodwill was $363 million and $225 million, respectively, accumulated amortization for FCC licenses was $120 million and $50 million, respectively, and accumulated amortization for transit franchise agreements was $28 million and $14 million, respectively.

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
(in thousands)

DECEMBER 31,                        1998        1997
------------------------------------------------------
Accounts payable                  $ 41,685    $ 30,931
Accrued transit franchise
  payments                          25,562      20,630
Accrued programming losses           8,984      12,028
Other                              100,199      56,767
------------------------------------------------------
Total accounts payable and
 accrued expenses                 $176,430    $120,356
------------------------------------------------------

NOTE 9: LONG-TERM DEBT
(in thousands)

DECEMBER 31,                          1998       1997
------------------------------------------------------
9% Senior Subordinated Notes        $152,485    $   --
9 3/4% Senior Notes                  148,960        --
11 3/8% Subordinated Exchange
 Debentures                           98,832        --
7% Convertible Subordinated
  Debentures                          78,812        --
Other                                  3,191     2,092
Unamortized premium, net              42,328        --
------------------------------------------------------
Total                                524,608     2,092
Less current portion                    (648)     (532)
------------------------------------------------------
Long-term debt, net of current
  portion                           $523,960    $1,560
------------------------------------------------------

In conjunction with the acquisition of American Radio on June 4, 1998, the Company assumed $1.3 billion of American Radio debt, of which $567 million borrowed under their revolving credit agreement was repaid immediately upon acquisition. The 9% Senior Subordinated Notes, the 9 3/4% Senior Notes, and the 11 3/8% Cumulative Exchangeable Preferred Stock (subsequently exchanged into
11 3/8% Subordinated Exchange Debentures) were recorded at their fair market value as of the acquisition date, which resulted in a net premium of approximately $73 million. At the time of the acquisition, American Radio's 7% Convertible Exchangeable Preferred Stock remained outstanding. This preferred stock was converted into 7% Convertible Subordinated Debentures on September 30, 1998 as discussed below.

The indentures for each of these obligations contain covenants applicable to American Radio including, among others, limitations on sales of assets, dividend payments, future indebtedness and the issuance of preferred stock. As a result of the change in control related to the acquisition of American Radio by CBS, an offer to purchase the outstanding securities was made in June 1998, and $8 million of the senior notes were redeemed. Another offer was made in December 1998 as a result of CBS's transfer of American Radio to Infinity. Under the most restrictive of the indentures relating to the American Radio long-term debt, approximately $2 billion of American Radio's net assets at December 31, 1998 are restricted. This, in turn, limits the ability of American Radio to pay dividends.

Prior to the American Radio acquisition, the 7% Convertible Subordinate Debentures were convertible at the option of the holder at any time into American Radio common stock. Subsequent to the American Radio acquisition, these securities are convertible at the option of the holder into merger consideration consisting of cash and shares of American Tower Corporation common stock, which are held by the Company for purposes of the conversion. During 1998, 61,373 shares (equivalent to $61 million principal amount of debentures) were redeemed at a cost of $64 million.

In addition to the redemptions noted above, during 1998, the Company purchased at market prices, certain outstanding 11 3/8% Subordinated Exchange Debentures and 9% Senior Subordinated Notes with a face value of $112 million and $16 million, respectively.

 30        INFINITY BROADCASTING CORPORATION

The 11 3/8% Subordinated Exchange Debentures due 2009, the 9 3/4% and 9% senior notes due 2005 and 2006, respectively, and the 7% Convertible Subordinated Debentures due 2011 may be redeemed at specified redemption prices plus accrued and unpaid interest after January 15, 2002, December 1, 2000, February 1, 2001, and July 15, 1999, respectively.

On September 18, 1998, Old Infinity declared a dividend to CBS in the amount of $2.5 billion evidenced by a note due September 18, 2003, bearing interest at a rate of LIBOR plus 0.5% per annum. The Company prepaid this note plus accrued interest in December with the net proceeds received from its initial public offering of Class A common stock.

OTHER

There are no significant scheduled long-term debt repayments from January 1, 1999 to December 31, 2003.

NOTE 10: LEGAL MATTERS

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

NOTE 11: CONTINGENT LIABILITIES AND OTHER COMMITMENTS

LEASES

The Company has commitments under operating leases for certain facilities and equipment. Rental expense for the years ended December 31, 1998, 1997, and 1996 was $20 million, $18 million, and $8 million, respectively. These totals include immaterial amounts for contingent rentals and sublease income.

Additionally, the Company has franchise rights entitling it to display advertising on such outdoor media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. Franchise payments totaled $222 million in 1998 and $192 million in 1997.

At December 31, 1998, aggregate minimum rental payments due during the next five years and thereafter are as follows:

MINIMUM RENTAL PAYMENTS
(in thousands)

                                               GUARANTEED
                                                MINIMUM
                                  OPERATING    FRANCHISE
DECEMBER 31, 1998                  LEASES       PAYMENTS
---------------------------------------------------------
1999                              $ 32,529      $161,046
2000                                27,555       147,189
2001                                23,139       119,785
2002                                20,271        53,189
2003                                16,484        13,406
Thereafter                          64,460        19,953
---------------------------------------------------------
Minimum rental payments           $184,438      $514,568
---------------------------------------------------------

OTHER COMMITMENTS

The Company routinely enters into commitments to purchase broadcast rights. Expenses for broadcast rights totaled $48 million, $34 million and $8 million for the years ended December 31, 1998, 1997 and 1996, respectively. These contracts permit the broadcast of such properties for various periods. At December 31, 1998, the Company was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $195 million. At December 31, 1998, aggregate payments for these commitments during the next five years and thereafter are as follows:

OTHER COMMITMENTS
(in thousands)

DECEMBER 31, 1998
-------------------------------------------------------
1999                                          $ 86,547
2000                                            73,436
2001                                            23,609
2002                                            10,260
2003                                             1,611
Thereafter                                          --
-------------------------------------------------------
Total other commitments                       $195,463
-------------------------------------------------------

                                    INFINITY BROADCASTING CORPORATION         31

NOTE 12: STOCKHOLDERS' EQUITY

In December 1998, the Company completed its initial public offering of 155,250,000 shares of Class A common stock, resulting in proceeds to the Company of approximately $3.2 billion ($3.0 billion, net of offering costs). Prior to December 1998, the Company was a wholly-owned subsidiary of CBS. Immediately prior to the initial public offering, the Company amended its Certificate of Incorporation to change its authorized capital stock to 50,000,000 shares of Preferred Stock, 2,000,000,000 shares of Class A common stock, and 2,000,000,000 shares of Class B common stock. As of December 31, 1998, the Company had 155,250,000 shares of Class A common stock outstanding and 700,000,000 shares of Class B common stock outstanding. No preferred shares were issued. CBS beneficially owns 100% of the Class B common stock representing 81.8% of the Company's equity ownership and 95.8% of the combined voting power of the Company's Class A and Class B common stock. All of the Company's shares issued as of December 31, 1998 were outstanding; none were held in treasury.

Holders of Class A common stock and Class B common stock generally have identical voting rights and vote together as a single class (and not as separate classes), except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share, and the shares of Class B common stock maintain certain conversion rights and transfer restrictions. Holders of Class A common stock and Class B common stock will share equally on a per-share basis in any dividends declared by the Board of Directors. The number of record holders of Class A and Class B common stock at December 31, 1998 totaled 34 and 2, respectively.

NOTE 13: STOCK - BASED COMPENSATION PLANS

The Company accounts for stock-based compensation plans under Opinion 25. For stock options granted, the option price is not less than the market value of shares on the grant date; therefore, no compensation cost has been recognized for stock options granted.

In December 1998, prior to the initial public offering, the Company's Board of Directors and stockholders approved the 1998 Long-Term Incentive Plan ("1998 Plan"). The 1998 Plan provides for the granting of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted units, and other performance awards to officers or employees of the Company, its parents, or its subsidiaries. At December 31, 1998, 15 million shares of Class A common stock of the Company were authorized but no awards had been granted under this plan.

Certain employees of the Company participate in CBS's stock based compensation plans. The stock option information in the following tables reflects options to acquire CBS common stock held by employees of the Company and by certain officers of the Company who are employees of CBS. These stock options will not be converted into the Company's common stock or into options to acquire the Company's common stock.

STOCK OPTION INFORMATION

                                     1998                            1997                            1996
                            -----------------------         -----------------------         -----------------------
                                         WEIGHTED-                       WEIGHTED-                       WEIGHTED-
                                          AVERAGE                         AVERAGE                         AVERAGE
                                          EXERCISE                        EXERCISE                        EXERCISE
                              SHARES       PRICE              SHARES       PRICE              SHARES       PRICE
-------------------------------------------------------------------------------------------------------------------
Balance at January 1        25,456,440     $ 7.30           23,723,498     $ 6.04              770,114     $15.10
Options granted              3,459,745      30.01            2,623,653      18.56              898,450      19.36
Options exercised           (8,491,073)      1.40             (846,829)      6.32              (46,350)     12.70
Options forfeited             (218,892)     19.01              (43,882)     18.57              (21,250)     18.80
Awards assumed                      --         --                   --         --           22,122,534       5.21
-------------------------------------------------------------------------------------------------------------------
Balance at December 31      20,206,220     $13.54           25,456,440     $ 7.30           23,723,498     $ 6.04
-------------------------------------------------------------------------------------------------------------------
Exercisable at December 31  16,369,506     $10.02           19,426,144     $ 4.96           17,327,276     $ 3.98
-------------------------------------------------------------------------------------------------------------------

 32        INFINITY BROADCASTING CORPORATION

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1998

                                                         WEIGHTED-
                                                          AVERAGE                            WEIGHTED-
                      OPTIONS           WEIGHTED-        REMAINING                            AVERAGE
RANGE OF          OUTSTANDING AT         AVERAGE        CONTRACTUAL     EXERCISABLE AT     EXERCISE PRICE
EXERCISE PRICES  DECEMBER 31, 1998   EXERCISE PRICE    LIFE IN YEARS   DECEMBER 31, 1998   OF EXERCISABLE
---------------------------------------------------------------------------------------------------------
$.0002 --  4.99      4,072,316            $1.81              3.2           4,072,316           $ 1.81
     5 --  9.99      5,056,307             7.03              5.6           5,056,307             7.03
    10 -- 14.99      2,164,659            13.74              6.9           2,164,659            13.74
    15 -- 19.99      5,519,893            17.95              7.7           5,037,979            17.90
    20 -- 29.99      2,997,050            29.81              9.0              31,250            29.44
    30 -- 36.53        395,995            31.60              9.3               6,995            33.73
---------------------------------------------------------------------------------------------------------
         Total      20,206,220                                            16,369,506
---------------------------------------------------------------------------------------------------------

Had compensation cost for these options been determined under the provisions of SFAS 123, the Company's net earnings and earnings per common share would have been as follows:

RESULTS OF OPERATIONS
(in thousands except per-share amounts)

YEAR ENDED DECEMBER 31,                                         1998         1997       1996
----------------------------------------------------------------------------------------------
Net earnings as reported                                      $ 234,806    $177,629    $71,566
Pro forma net earnings                                          226,212     165,274     67,205
Net earnings per common share as reported                          0.33        0.25       0.10
Pro forma net earnings per common share                            0.32        0.24       0.10
----------------------------------------------------------------------------------------------

Options granted during 1998, 1997, and 1996 had a weighted average fair value per-share of $14.08, $7.79, and $8.03, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997, and 1996, respectively: risk-free interest rates of 5.5%, 6.4%, and 6.1%, expected dividend yields of 0.0%, 1.0%, and 1.1%; expected volatility of 31%, 30%, and 30%; and expected lives of 7.5 years, 7.3 years, and 7.4 years, respectively.

Pursuant to the Tax Sharing Agreement, the tax deductions resulting from the exercise of CBS stock options by employees of the Company will not reduce the Company's federal taxable income.

NOTE 14: RELATED PARTY TRANSACTIONS

In connection with the formation and capitalization of the Company discussed in note 1 and the Company's initial public offering discussed in note 12, the Company entered into an intercompany agreement with CBS. The Company utilizes certain executive and other services provided by CBS. Certain officers of CBS serve as officers of the Company. Additional services provided by CBS include, among others, investor relations, human resources, legal, investment, finance, real estate, information management, internal audit, tax, and treasury. The costs of these services are allocated according to established methodologies and are determined on an annual basis by CBS. Such methodologies depend on the specific service provided and include allocating costs that directly relate to the Company or allocating costs that represent a pro rata portion of the total costs for the services provided. Management of the Company believes these allocations to be a fair and reasonable share of such costs. For 1998, 1997, and 1996, allocated expenses of $7 million, $13 million, and $13 million, respectively, were included in the consolidated statement of earnings of the Company.

It is anticipated that these various arrangements will continue and that additional transactions may be entered into in the ordinary course of business. It is further anticipated that the method of allocating costs will be consistent with past practices. Substantially all costs relating to direct intercompany services have been reflected in the accompanying consolidated financial statements. In addition, the Company and CBS entered into a Tax Sharing Agreement that requires the Company to pay to CBS the current federal, state and local income tax effect of its transactions as if the Company had been a stand-alone taxpayer (see note 5 to the consolidated financial statements).

The Company and CBS provide broadcast time to each other. The Company expects to continue this practice. The revenues or costs associated with these

                                    INFINITY BROADCASTING CORPORATION         33
intercompany transactions were not significant in the periods presented.

The Company and CBS have entered into and expect to continue to enter into joint advertising arrangements. Revenues are distributed to the parties providing the services based upon the contract terms. The revenues associated with such sales were not significant in the periods presented.

The Company owns a minority equity interest in Westwood One, Inc. (Westwood
One). Most of Infinity's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's network programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances shares in revenue from the sale of Infinity's programming. In addition, certain officers of the Company serve as officers of Westwood One for which the Company receives a management fee. Revenue and expense reimbursements from these arrangements recorded by the Company totaled approximately $64 million and $62 million in 1998 and 1997, respectively.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1998 and 1997, most of the Company's financial instruments including cash and cash equivalents, receivables, payables and accruals are short term in nature. Accordingly, the carrying amount of these financial instruments approximates their fair value. Substantially all of the Company's debt was acquired in June 1998 in connection with the American Radio acquisition. As a result, the fair value of long-term debt approximates its carrying amount.

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

- The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customer or other third party.

- The fair value of long-term debt is estimated using quoted market prices or discounted cash flow methods based on the Company's current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and manages its radio and outdoor advertising business as the out-of-home media segment. The Company characterizes its business as out-of-home because the majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home.

The Company's operations are primarily based in the United States. However, for 1998 and 1997, foreign sales represent approximately 10 percent of the Company's revenues. The 1998 and 1997 foreign revenues were primarily attributable to TDI sales in the United Kingdom and Ireland. The Company had no foreign sales during 1996. More than 95 percent of the Company's assets are located within the United States.

 34        INFINITY BROADCASTING CORPORATION

QUARTERLY FINANCIAL DATA
(unaudited, dollars in thousands except per-share amounts)

                                           1998                                            1997
                         -----------------------------------------       -----------------------------------------
                           4TH        3RD        2ND        1ST            4TH        3RD        2ND        1ST
                         QUARTER    QUARTER    QUARTER    QUARTER        QUARTER    QUARTER    QUARTER    QUARTER
------------------------------------------------------------------------------------------------------------------
Net revenues             $573,414   $534,318   $455,764   $329,608       $411,802   $376,898   $378,357   $313,034
Operating expenses        393,313    377,316    314,856    265,729        287,386    278,215    271,006    271,210
Operating earnings        180,101    157,002    140,908     63,879        124,416     98,683    107,351     41,824
Net earnings               69,226     67,261     66,877     31,442         61,662     46,654     50,655     18,658
Net earnings per share       0.10       0.10       0.10       0.04           0.09       0.06       0.07       0.03
------------------------------------------------------------------------------------------------------------------

                                    INFINITY BROADCASTING CORPORATION         35

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND
STATISTICAL DATA
(unaudited, dollars and shares in thousands except per-share amounts)

                                                                                           HISTORICAL
                                  -------------------------------------------------------------------
YEAR ENDED DECEMBER 31,               1998(A)       1997(A)           1996        1995(A)        1994
-----------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
Net revenues....................  $ 1,893,104    $1,480,091    $   554,088    $   216,288    $174,722
Operating expenses excluding
  depreciation and
  amortization..................    1,084,122       888,405        343,920        136,419     103,456
Depreciation and amortization...      249,652       197,135         57,528         17,914      15,591
Corporate expenses..............       17,440        22,277         13,434          8,736       8,492
-----------------------------------------------------------------------------------------------------
Operating earnings..............      541,890       372,274        139,206         53,219      47,183
Interest expense, net...........       63,773         3,645             --             --          --
Net earnings....................      234,806       177,629         71,566         27,673      42,649
Net earnings per common share -
  basic and diluted.............  $      0.33    $     0.25    $      0.10    $      0.04    $   0.06
Weighted average shares
  outstanding - basic and
  diluted.......................      706,379       700,000        700,000        700,000     700,000

OTHER OPERATING DATA:
EBITDA (b)......................  $   797,866    $  575,019    $   197,043    $    71,324    $ 93,095
Capital expenditures............       31,717        15,264          6,682          9,368       7,843
After-tax cash flow (b).........      484,458       374,764        129,094         45,587      58,240
Cash flow from operating
  activities....................      442,003       310,264        103,943         49,401      25,287
Cash flow from investing
  activities....................   (1,402,620)       21,870     (1,000,847)    (1,213,810)      3,976
Cash flow from financing
  activities....................    1,435,796      (329,494)       916,771      1,164,221     (29,131)
-----------------------------------------------------------------------------------------------------

AT DECEMBER 31,                       1998(A)          1997        1996(A)        1995(A)        1994
-----------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets....................  $10,798,243    $7,074,103    $ 7,261,952    $ 1,878,208    $485,747
Long-term debt (including
  current portion)..............      524,608         2,092        150,494             --          --
Stockholders' equity............    8,858,027     6,397,388      6,418,701      1,659,602     511,453
Working capital.................      785,574       247,206        273,403         79,500      32,238
-----------------------------------------------------------------------------------------------------

(a) Includes financial information for the following acquired entities from their respective dates of acquisition: the radio operations of American Radio from June 4, 1998; Old Infinity from December 31, 1996; and the radio operations of CBS Inc. from November 24, 1995.

(b) EBITDA represents earnings before interest, taxes, minority interest, depreciation and amortization. After-tax cash flow represents net earnings plus depreciation and amortization. Although EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a company's operating performance. Nevertheless, EBITDA and after-tax cash flow should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. As EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, these measures may not be comparable to similarly titled measures employed by other companies.

 36        INFINITY BROADCASTING CORPORATION

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Part of the information concerning executive officers required by this item is set forth in Part I pursuant to General Instruction G to Form 10-K and part is incorporated herein by reference to "Security Ownership" and "Principal Shareholders" in the Proxy Statement.

The information as to directors is incorporated herein by reference to "Election of Directors" in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated herein by reference to "Director Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated herein by reference to "Security Ownership" and "Principal Shareholders" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated herein by reference to "Related Party Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

The financial statements required by this item are listed under Part II, Item 8, which list is incorporated herein by reference.

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for Infinity Broadcasting Corporation and the Independent Auditors' Report thereon are included in Part IV of this report:

                                                                PAGES
                                                                -----
Independent Auditors' Report on Financial Statement Schedule       40
For the three years ended December 31, 1998: Schedule
  II--Valuation and Qualifying Accounts                            41

Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A) (3) EXHIBITS

          3.      Certificate of Incorporation and By-Laws.
          3.1 Restated Certificate of Incorporation of the Company as of December 14, 1998 is incorporated herein by reference to
                  Exhibit 3.3 to the Company's Registration Statement No.
                  333-63727 on Form S-1, Amendment No. 4, filed with the
                  Securities and Exchange Commission on December 4, 1998;
                  provided that the blank in paragraph second regarding the reclassification of shares is replaced with the number
                  "642,201.8348624."
          3.2 Restated By-Laws of the Company as of December 14, 1998 are incorporated by reference to Exhibit 3.4 to the Company's
                  Registration Statement No. 333-63727 on Form S-1, Amendment
                  No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
         10.      Material Contracts.

                                    INFINITY BROADCASTING CORPORATION         37

         10.1 Stock and Asset Transfer Agreement, dated December 2, 1998, between CBS Broadcasting, Inc. and the Company is incorporated by reference to Exhibit 10.1 to the Company's
                  Registration Statement No. 333-63727 on Form S-1, Amendment
                  No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
         10.2 Stock and Transfer Agreement, dated December 3, 1998, between CBS Corporation and the Company is incorporated by reference to Exhibit 10.2 to the Company's Registration
                  Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4,
                  1998.
         10.3     Intercompany Agreement between CBS Corporation and the
                  Company is incorporated by reference to Exhibit 10(x) to the report on Form 10-K of CBS Corporation for the year ended
                  December 31, 1998.
         10.4     Tax Sharing Agreement between CBS Corporation and the
                  Company is incorporated by reference to Exhibit 10(y) to the report on Form 10-K of CBS Corporation for the year ended
                  December 31, 1998.
         10.5     $4.0 billion Credit Agreement among CBS Corporation, the
                  Lenders parties thereto, Nationsbank, N.A. and the Toronto-Dominion Bank, as Syndication Agents, The Chase
                  Manhattan Bank as Documentation Agent, and Morgan Guaranty
                  Trust Company of New York, as Administrative Agent, dated
                  August 29, 1996, is incorporated herein by reference to
                  Exhibit 10(1) to the report on Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.
         10.6     First Amendment, dated January 29, 1997, to the CBS
                  Corporation Credit Agreement, dated August 29, 1996, among
                  CBS Corporation, the Lenders parties thereto, Nationsbank,
                  N.A. and the Toronto-Dominion Bank as Syndication Agents,
                  The Chase Manhattan bank as Documentation Agent, and Morgan
                  Guaranty Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(p) to the report on Form 10-Q of CBS Corporation for the quarter ended
                  March 31, 1997.
         10.7     Second Amendment, dated March 21, 1997 to the CBS
                  Corporation Credit Agreement, dated August 29, 1996, as amended by the First Amendment thereto dated January 29, 1997, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents,
                  The Chase Manhattan Bank As Documentation Agent, and Morgan
                  Guaranty Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(q) to the report on Form 10-Q of CBS Corporation for the quarter ended
                  March 31, 1997.
         10.8     Third Amendment, dated March 3, 1998, to the CBS Corporation
                  Credit Agreement, dated August 29, 1996, as amended by the First Amendment thereto dated January 29, 1997, as amended by the Second Amendment thereto dated March 21, 1997 among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The
                  Toronto-Dominion Bank as Syndication Agents, The Chase
                  Manhattan Bank as Documentation Agent, and Morgan Guaranty
                  Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(x) to the report on Form 10-Q of CBS Corporation for the quarter ended
                  March 31, 1998.
         10.9     Management Agreement, dated February 4, 1994, between
                  Westwood One, Inc. and Infinity Broadcasting Corporation is incorporated herein by reference to Exhibit A to Appendix A to the Proxy Statement of Westwood One, Inc. dated January
                  7, 1994.
         10.10    Extension Agreement, dated March 31, 1997, extending term of
                  Management Agreement, dated February 4, 1994, between
                  Westwood One, Inc. and Infinity Broadcasting Corporation is incorporated herein by reference to Exhibit 10.9 to the report Form 10-K of Westwood One, Inc. for the year ended
                  December 31, 1997.
         10.11    Representation Agreement, dated March 31, 1997, between
                  Westwood One, Inc. and the Company is incorporated herein by reference to Exhibit 10.11 to the report Form 10-K of Westwood One, Inc. for the year ended December 31, 1997.
         10.12* Employment Agreement, entered into on June 20, 1996 and effective December 1996, between CBS Corporation and Mel
                  Karmazin is incorporated herein by reference Exhibit 10(s) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.

 38        INFINITY BROADCASTING CORPORATION

         10.13*   Employment Agreement entered into on May 1996, effective
                  November 28, 1995 and amended January 29, 1997, between CBS
                  Broadcasting Inc. and Daniel Mason is incorporated by reference to Exhibit 10.13 to the Company's Registration
                  Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4,
                  1998.
         10.14* Restated Employment Agreement, dated as of December 1, 1998, between TDI Worldwide, Inc. and William Apfelbaum is incorporated by reference to Exhibit 10.14 to the Company's
                  Registration Statement No. 333-63727 on Form S-1, Amendment
                  No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
         10.15* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to January 28, 1998, is incorporated herein by reference to Exhibit 10(g) to the report on Form 10-K of CBS
                  Corporation for the year ended December 31, 1997.
         10.16* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to January 28, 1998 is incorporated herein by reference to Exhibit 10(b) to the report on Form 10-K of CBS
                  Corporation for the year ended December 31, 1997.
         10.17* 1998 Long-Term Incentive Plan of the Company is incorporated by reference to Exhibit 10.17 to the Company's Registration
                  Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4,
                  1998.
         10.18* 1998 Executive Annual Incentive Plan of the Company is incorporated by reference to Exhibit 10.15 to the Company's
                  Registration Statement No. 333-63727 on Form S-1, Amendment
                  No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
         10.19*   The CBS Corporation Annual Performance Plan, as amended to
                  November 1, 1996, is incorporated herein by reference to
                  Exhibit 10(a) to the report Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.
         10.20*   The Westinghouse Executive Pension Plan, as amended to
                  December 1, 1997, is incorporated herein by reference to
                  Exhibit 10(d) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1997.
         10.21* The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Proxy
                  Statement of CBS Corporation dated May 6, 1998.
         10.22    Form of Trademark License Agreement between CBS Worldwide
                  Inc. and the Company is incorporated by reference to Exhibit
                  10.24 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and
                  Exchange Commission on December 4, 1998.
         10.23    Form of Trademark License Agreement between CBS Broadcasting
                  Inc. and the Company is incorporated by reference to Exhibit
                  10.25 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and
                  Exchange Commission on December 4, 1998.
         10.24 Form of Trademark License Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit
                  10.26 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and
                  Exchange Commission on December 4, 1998.
         10.25*   The Infinity Broadcasting Corporation Stock Plan for
                  Directors.
         21.      Subsidiaries
         21.1     Subsidiaries of the Registrant
         23.      Consent of Independent Auditors
         24.      Powers of Attorney
         24.1     Powers of Attorney of directors
         27.      Financial Data Schedule
         27.1     Financial Data Schedule

---------------

* Identifies management contract or compensatory plan or arrangement.

                                    INFINITY BROADCASTING CORPORATION         39

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFINITY BROADCASTING CORPORATION:

Under date of January 27, 1999, we reported on the consolidated balance sheet of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, which are included in the 1998 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the 1998 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion in this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
KPMG LLP
New York, New York
January 27, 1999

 40        INFINITY BROADCASTING CORPORATION

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                 (in thousands)

                                                                ADDITIONS
                                                       ----------------------------
                                           BALANCE      CHARGED         INCREASE
                                             AT            TO          RESULTING         AMOUNTS       BALANCE
                                          BEGINNING    COSTS AND          FROM           WRITTEN      AT END OF
DESCRIPTION                                OF YEAR      EXPENSES      ACQUISITIONS         OFF          YEAR
---------------------------------------------------------------------------------------------------------------
1998 allowance for doubtful accounts       $15,086      $14,365          $8,349(1)      $(10,337)      $27,463
1997 allowance for doubtful accounts        11,417       10,382              --           (6,713)       15,086
1996 allowance for doubtful accounts         4,332        2,398           7,722(2)        (3,035)       11,417
---------------------------------------------------------------------------------------------------------------

(1) Relates to the acquisition of American Radio on June 4, 1998.

(2) Relates to the acquisition of Old Infinity on December 31, 1996.

                                    INFINITY BROADCASTING CORPORATION         41

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.
                                         INFINITY BROADCASTING CORPORATION

                                         By:       /s/ FARID SULEMAN
                                          --------------------------------------
                                                      Farid Suleman
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              SIGNATURE AND TITLE

Mel Karmazin, Chairman, President, and Chief Executive Officer
  (Principal Executive Officer) and Director
Farid Suleman, Executive Vice President, Chief Financial Officer, Treasurer
  (Principal Financial and Accounting Officer) and Director
George H. Conrades, Director
Richard R. Pivirotto, Director
Jeffrey Sherman, Director
Paula Stern, Director
Robert D. Walter, Director

                                         INFINITY BROADCASTING CORPORATION

                                         By:       /s/ FARID SULEMAN
                                          --------------------------------------
                                                      Farid Suleman
                                             Executive Vice President, Chief
                                             Financial Officer and Treasurer

Original powers of attorney authorizing Farid Suleman and certain others, individually, to sign this report on behalf of the listed directors and officers of the Company and a certified copy of resolutions of the Board of Directors of the Company authorizing Farid Suleman and certain others to sign on behalf of the Company have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

 42        INFINITY BROADCASTING CORPORATION