Form 10-Q
period 1999-03-31
INFINITY BROADCASTING CORP /DE/
filed 1999-05-14
CIK 1070518

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                ----------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The Transition Period From  ____________________ To _________________

                         Commission file number 1-14599
                                ----------------



                        INFINITY BROADCASTING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           13-4030071
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                     40 West 57th Street, New York, NY 10019
               --------------------------------------------------
               (Address of principal executive offices, zip code)



                                 (212) 314-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

COMMON STOCK 155,250,000 SHARES OF CLASS A COMMON STOCK AND 700,000,000 SHARES OF CLASS B COMMON STOCK OUTSTANDING AT APRIL 30, 1999



===============================================================================

                        INFINITY BROADCASTING CORPORATION INDEX






                                                                                                      PAGE NO.

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements                                                          3

                  Condensed Consolidated Statement of Earnings                                           3

                  Condensed Consolidated Balance Sheet                                                   4

                  Condensed Consolidated Statement of Cash Flows                                         5

                  Notes to the Condensed Consolidated Financial Statements                               6


                  Item 2.  Management's Discussion and Analysis of Financial                             9
                           Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                            13

                  Item 6.  Exhibits and Reports on Form 8-K                                             13



SIGNATURE                                                                                               16

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (unaudited, in thousands except per-share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                               ---------------------------------
                                                                                    1999               1998
----------------------------------------------------------------------------------------------------------------
Total revenues                                                                      $  538,627        $ 375,117
Less agency commissions                                                                (64,892)         (45,509)
----------------------------------------------------------------------------------------------------------------
Net revenues                                                                           473,735          329,608
----------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization                             298,574          212,267
Depreciation and amortization                                                           72,610           49,013
Corporate expenses                                                                       5,005            4,449
----------------------------------------------------------------------------------------------------------------
Total operating expenses                                                               376,189          265,729
----------------------------------------------------------------------------------------------------------------
Operating earnings                                                                      97,546           63,879
Interest expense, net                                                                   (2,202)              --
Other expense, net                                                                         (92)             (24)
----------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                      95,252           63,855
Income taxes                                                                           (47,627)         (32,535)
Minority interest in loss of consolidated subsidiaries                                      35              122
----------------------------------------------------------------------------------------------------------------
Net earnings                                                                         $  47,660        $  31,442
----------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                                          $    0.06        $    0.04
----------------------------------------------------------------------------------------------------------------


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
               (in thousands except share and per-share amounts)


                                                                                     (UNAUDITED)
                                                                                       MARCH 31,           DECEMBER 31,
                                                                                         1999                 1998
========================================================================================================================
ASSETS:
   Cash and cash equivalents                                                       $     626,675          $     497,701
   Receivables (net of allowance for doubtful accounts of $31,838
      and $27,463, respectively)                                                         401,942                460,966
   Prepaid and other current assets                                                       53,290                 39,206
   Deferred tax assets                                                                    29,527                 19,641
------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                1,111,434              1,017,514
   Property and equipment, net                                                           249,735                236,584
   Goodwill, net                                                                       5,401,513              5,426,627
   FCC licenses, net                                                                   3,600,392              3,683,988
   Transit franchise agreements, net                                                     245,030                248,555
   Other assets                                                                          205,028                184,975
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $  10,813,132          $  10,798,243
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable and accrued expenses                                           $     216,444          $     176,430
   Accrued compensation                                                                   44,424                 39,750
   Accrued interest                                                                        7,559                 12,113
   Accrued income taxes                                                                   49,673                  3,000
   Other current liabilities                                                                 634                    647
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                             318,734                231,940
   Long-term debt                                                                        398,281                523,960
   Deferred taxes                                                                      1,147,309              1,156,244
   Other noncurrent liabilities                                                           43,121                 28,072
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      1,907,445              1,940,216
------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, par value $0.01 (50,000,000 shares authorized, none issued)               --                     --
   Class A common stock, par value $0.01 (2,000,000,000 shares
      authorized, 155,250,000 shares issued)                                               1,553                  1,553
   Class B common stock, par value $0.01 (2,000,000,000 shares
      authorized, 700,000,000 shares issued)                                               7,000                  7,000
   Capital in excess of par value                                                      8,805,448              8,805,448
   Accumulated earnings                                                                   91,686                 44,026
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             8,905,687              8,858,027
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $  10,813,132          $  10,798,243
========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)


THREE MONTHS ENDED MARCH 31,                                                           1999             1998
=================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                    $  47,660         $  31,442
Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                    72,610            49,013
      Deferred taxes                                                                      954             1,630
      Other noncash items                                                              (1,786)               --
      Changes in assets and liabilities, net of acquisitions and dispositions
           (Increase) decrease in accounts receivable                                  59,024            64,104
           (Increase) decrease in other assets                                        (13,548)           (6,523)
           Increase (decrease) in accounts payable and accrued expenses                40,014            (4,647)
           Increase (decrease) in accrued interest                                     (4,554)               (6)
           Increase (decrease) in accrued income taxes                                 46,673                --
           Increase (decrease) in other liabilities                                    (6,065)           (7,792)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             240,982           127,221
-----------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from dispositions                                                        58,750            11,831
     Business acquisitions and investments                                            (16,326)               --
     Deposits in acquisition trust                                                    (20,588)               --
     Capital expenditures                                                             (10,299)           (4,370)
-----------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                              11,537             7,461
-----------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Receipts from (payments to) CBS, net                                                   --          (133,399)
    Repayment of debt                                                                (123,545)               --
-----------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                               (123,545)         (133,399)
-----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 128,974             1,283
Cash and cash equivalents at beginning of period                                      497,701            22,522
-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 626,675         $  23,805
=================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                       $  14,277         $      --
     Income taxes                                                                          --            32,535
=================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, the Company or Infinity) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

Infinity was incorporated in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation (CBS). In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS during these periods have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the radio operations of CBS Inc. in November 1995, (b) Infinity Media Corporation (formerly Infinity Broadcasting Corporation) and subsidiaries, which includes TDI Worldwide, Inc. (TDI), (collectively, Old Infinity), on December 31, 1996, and (c) the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) on June 4, 1998. The operating results for the acquired entities have been included in the Company's Condensed Consolidated Statement of Earnings from their respective dates of acquisition. See note 2 to the condensed consolidated financial statements.

Certain prior period financial information included herein may not necessarily reflect what the consolidated results of operations, financial position, changes in stockholders' equity and cash flows of the Company would have been had the Company been a separate, stand-alone entity during those prior periods presented.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to intangible assets, program rights, contracts, allowance for doubtful accounts, income taxes and litigation, based on currently available information. Changes in facts and circumstances may result in revised estimates. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Company's financial position, results of operations, and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

2.  ACQUISITIONS

On June 4, 1998, the Company acquired the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The acquisition was accounted for under the purchase method. Based on preliminary estimates, the excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of American Radio as if the American Radio acquisition occurred on January 1, 1998. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt and related income tax effects.

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                         1999              1998
=================================================================================================================
Net revenues                                                                        $ 473,735         $ 418,308
Net earnings                                                                           47,660            24,762
Net earnings per common share - basic and diluted                                        0.06              0.04
=================================================================================================================


This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the American Radio acquisition been consummated on January 1, 1998. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (in thousands)

                                                                                   (UNAUDITED)
                                                                                    MARCH 31,        DECEMBER 31,
                                                                                         1999               1998
=================================================================================================================
Accounts payable                                                                    $  54,624          $  41,685
Accrued transit franchise payments                                                     31,870             25,562
Other                                                                                 129,950            109,183
-----------------------------------------------------------------------------------------------------------------
Total accounts payable and accrued expenses                                         $ 216,444          $ 176,430
=================================================================================================================


4. LEGAL MATTERS

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

5. CONTINGENT LIABILITIES AND OTHER COMMITMENTS

The Company has commitments under operating leases for certain facilities and equipment. Additionally, the Company has franchise rights entitling it to display advertising on such outdoor media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. In addition, the Company routinely enters into commitments to purchase broadcast rights. These contracts permit the broadcast of such properties for various periods.

6. RELATED PARTY TRANSACTIONS

In connection with the formation and capitalization of the Company discussed in note 1, the Company entered into an intercompany agreement with CBS. The Company utilizes certain executive and other services provided by CBS or its subsidiaries. Certain officers of CBS serve as officers of the Company. Additional services provided by CBS include, among others, certain investor relations, human resources, legal, investment, finance, real estate, information management, internal audit, tax and treasury. For the three months ended March 31, 1999 and 1998, allocated expenses in the approximate amounts of $1.7 million and $1.9 million, respectively, were included in the Condensed Consolidated Statement of Earnings of the Company. Management of the Company believes these allocations to be a fair and reasonable share of such costs.

The Company owns a minority equity interest in Westwood One, Inc. (Westwood
One). Most of Infinity's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's network programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances shares in revenue from the sale of Infinity's programming. In addition, certain officers of the Company serve as officers of Westwood One for which the Company receives a management fee. Revenue and expense reimbursements from these arrangements recorded by the Company totaled approximately $16 million and $18 million for the three months ended March 31, 1999 and 1998, respectively.

7. EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands, except per-share amounts)


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                --------------------------------
                                                                                         1999              1998
=================================================================================================================
Net earnings applicable to common stock                                             $  47,660          $ 31,442
----------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                                    855,250           700,000
Diluted effect of stock option plans                                                        1                --
----------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                                  855,251           700,000
----------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                                          $   0.06           $  0.04
=================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) was formed in September 1998 as a wholly owned subsidiary of CBS Corporation (CBS) to own and operate its radio and outdoor advertising segment. The radio broadcasting properties and TDI Worldwide, Inc. (TDI), one of the largest outdoor advertising companies in the United States, now comprise Infinity's out-of-home media business focusing on providing advertising to targeted demographic audiences outside the consumer's home.

In December, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS during these periods have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the November 24, 1995 acquisition of the radio operations of CBS Inc. for $1.2 billion of cash, (b) the December 31, 1996 acquisition of Infinity Media Corporation (formerly known as Infinity Broadcasting Corporation) and subsidiaries, which includes TDI (collectively, Old Infinity), for $4.7 billion, consisting of $3.8 billion of CBS's common stock and $0.9 billion of debt that was repaid immediately prior to the acquisition, and (c) the June 4, 1998 acquisition of the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) for $1.4 billion of cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 2 to the condensed consolidated financial statements.

The Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 1998 are not necessarily indicative of the results of operations and cash flows that would have resulted had the Company actually operated as a separate, stand-alone entity.

RESULTS OF OPERATIONS

USE OF EBITDA

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting, including CBS Inc.'s radio operations, Old Infinity and American Radio. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with FCC licenses and goodwill. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

Certain discussions below provide a comparison of actual results with pro forma results. For the three months ended March 31, 1999 and 1998 comparisons, pro forma results were determined as if the acquisition of American Radio and related divestitures and exchanges had occurred on January 1, 1998.

Net revenues for the three months ended March 31, 1999 were $474 million compared to $330 million for the three months ended March 31, 1998, an increase of 44%. Driving this increase was the continued strong performance of the stations, strong growth in outdoor advertising and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. On a pro forma basis, net revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 16%.

Operating expenses excluding depreciation and amortization expense for the three months ended March 31, 1999 were $299 million compared to $212 million for the three months ended March 31, 1998, an increase of 41%. Operating expenses did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. On a pro forma basis, operating expenses for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 11%. Depreciation and amortization expense for the three months ended March 31, 1999 was $73 million compared to $49 million for the three months ended March 31, 1998, an increase of approximately 48%. The increase primarily represents additional depreciation and amortization expense resulting from the June 4, 1998 acquisition of American Radio.

Operating earnings for the three months ended March 31, 1999 were $98 million compared to $64 million for the three months ended March 31, 1998, an increase of 53%. This increase was primarily attributable to the higher revenues and to the June 1998 acquisition of American Radio. On a pro forma basis, operating earnings for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 56%.

EBITDA for the three months ended March 31, 1999 was $170 million compared to $113 million for the three months ended March 31, 1998, an increase of 51%. On a pro forma basis, EBITDA for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 27%.

Income taxes for the three months ended March 31, 1999 were $48 million compared to $33 million for the three months ended March 31, 1998. The effective tax rate was 50% for the three months ended March 31, 1999 compared to 51% for the three months ended March 31, 1998. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions.

Net earnings for the three months ended March 31, 1999 totaled $48 million compared to $31 million for the three months ended March 31, 1998, an increase of 52%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry. The Company's revenue is typically lowest in the first quarter and highest in the second and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. As a result, at March 31, 1999, the Company's cash and cash equivalents totaling $627 million exceeded its total debt by $228 million. Management expects that because of the Company's strong cash position and its equity of $8.9 billion as of March 31, 1999, it will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuances of equity securities.

Operating Activities

The Company's operating activities provided $241 million of cash during the first three months of 1999 compared to $127 million during the first three months of 1998. The increase relates primarily to the improved operating results during the first quarter of 1999. Subsequent to the Company's initial public offering in December 1998, income taxes are paid pursuant to the terms of the tax sharing agreement between the Company and CBS.

Investing Activities

The Company's investing activities provided cash of $12 million during the first three months of 1999 compared to $7 million during the first three months of 1998. Cash provided during the first three months of 1999 related primarily to the net impact of cash received from radio station dispositions, cash paid for outdoor advertising acquisitions, and capital expenditures.

The Company's capital expenditures totaled $10 million for the first three months of 1999 compared to $4 million for the first three months of 1998. The Company's business does not require substantial investment of capital. The increase in capital expenditures during the first three months of 1999 was due primarily to the incremental expenditures incurred on the American Radio stations, which were acquired in June 1998.

Subsequent to the date of the condensed consolidated financial statements, the Company acquired two radio stations in Tampa, Florida and one in Cleveland, Ohio from Clear Channel Communications for $123 million in cash. These acquisitions were funded by a combination of cash on hand and cash held in acquisition trust.

Financing Activities

Cash used for financing activities totaled $124 million during the first three months of 1999 compared to $133 million during the first three months of 1998. Cash used for financing activities during the first three months of 1999 related to the Company's repayment of outstanding debt. Cash used for financing activities during the first three months of 1998 reflects net payments to CBS as the Company generated cash earnings.

The Company has the ability to borrow up to $1.0 billion under CBS's revolving credit agreement, which expires on August 29, 2001. Borrowing rates under this agreement are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin. No borrowings were outstanding under this facility at March 31, 1999.

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

To address the Year 2000 issue, the Company has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Company estimates its cost to achieve Year 2000 compliance to be approximately $5 million, of which $3 million has been incurred to date. CBS will incur additional costs of approximately $2 million on behalf of the Company to ensure compliance of the management information systems infrastructure. Approximately 60% of the total expenditures relate to replacement of existing systems. The Company expects to fund these costs through its cash flows from operations. Such costs are expensed as incurred.

The Company's centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications by mid 1999. A significant portion of the Year 2000 work for radio systems has been performed or is underway. The Company is currently in the process of developing Year 2000 procedures and guidelines for individual radio stations. The Company plans to have all radio systems tested and compliant by mid 1999.

The Year 2000 effort also includes communication with all significant third party suppliers and customers to determine the extent to which the Company's systems are vulnerable to those parties' failure to reach Year 2000 compliance. There can be no guarantee that the Company's third party suppliers or customers will be Year 2000 compliant on a timely basis and that failure to achieve compliance would not have a material adverse impact on the Company's business operations.

The Company expects to develop a formal contingency plan to ensure continued business operations in case of non-compliance with the Year 2000 on a timely basis. Overall, the Company believes that it will complete its Year 2000 effort and will be compliant on time. Although there can be no assurances that this will occur, the Company has, and will continue to monitor its progress and evaluate the need for a contingency plan. Based on its current plan, the Company believes that it will have adequate time to prepare for contingency measures if the need arises.

The Company believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes that primary risks are external to the Company and relate to the Year 2000 readiness of its third party business partners. The inability of the Company or its third party business partners to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Company has been, and will continue to, devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties, and factors include, but are not limited to the impact of changes in national, regional and local economics; successful integration of any acquired properties; the Company's ability to develop and/or acquire radio on-air talent and programming and to attract and retain advertisers; the impact of significant competition from other radio stations and programming alternatives such as broadcast television, newspapers, magazines, cable television, the Internet, direct mail, and the impact of new technologies; changes in Federal Communications Commission regulations; and such other competitive and business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

3.       CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1 Restated Certificate of Incorporation of the Company as of December 14, 1998 is incorporated herein by reference to Exhibit 3.3 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998; provided that the blank in paragraph second regarding the reclassification of shares is replaced with the number
         "642,201.8348624".

3.2 Restated By-Laws of the Company as of December 14, 1998 are incorporated by reference to Exhibit 3.4 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.      Material Contracts.

10.1 Stock and Asset Transfer Agreement, dated December 2, 1998, between CBS Broadcasting Inc. and the Company is incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

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

10.9 Fourth Amendment, dated February 26, 1999, to the CBS Corporation Credit Agreement, dated August 29, 1996, as amended by the First, Second, and Third Amendments, dated January 29, 1997, March 21, 1997 and March 3, 1999, respectively, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent.

10.10 Management Agreement, dated February 4, 1994, between Westwood One, Inc. and Infinity Broadcasting Corporation is incorporated herein by reference to Exhibit A to Appendix A to the Proxy Statement of Westwood One, Inc. dated January 7, 1994.

10.11 Extension Agreement, dated March 31, 1997, extending term of Management Agreement, dated February 4, 1994, between Westwood One, Inc. and Infinity Broadcasting Corporation is incorporated herein by reference to Exhibit 10.9 to the report on Form 10-K of Westwood One, Inc. for the year ended December 31, 1997.

10.12 Representation Agreement, dated March 31, 1997, between Westwood One, Inc. and the Company is incorporated herein by reference to Exhibit
         10.11 to the report on Form 10-K of Westwood One, Inc. for the year ended December 31, 1997.

10.13* Employment Agreement, entered into on June 20, 1996 and effective December 1996, between CBS Corporation and Mel Karmazin is incorporated herein by reference to Exhibit 10(s) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.

10.14* Employment Agreement entered into on May 22, 1996, effective November 28, 1995 and amended January 29, 1997, between CBS Broadcasting Inc. and Daniel Mason is incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.15* Restated Employment Agreement, dated as of December 1, 1998, between TDI Worldwide, Inc. and William Apfelbaum is incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.16* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to January 28, 1998, is incorporated herein by reference to Exhibit 10(g) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1997.

10.17* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to January 28, 1998 is incorporated herein by reference to Exhibit 10(b) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1997.

10.18* 1998 Long-Term Incentive Plan of the Company is incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.19* Executive Annual Incentive Plan of the Company is incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.20* The CBS Corporation Annual Performance Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(a) to the report Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.

10.21* The Westinghouse Executive Pension Plan, as amended to August 19, 1998, is incorporated herein by reference to Exhibit 10(g) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1998.

10.22* The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Proxy Statement of CBS Corporation filed March 25, 1998.

10.23 Form of Trademark License Agreement between CBS Worldwide Inc. and the Company is incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.24 Form of Trademark License Agreement between CBS Broadcasting Inc. and the Company is incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.25 Form of Trademark License Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.26* The Infinity Broadcasting Corporation Stock Plan for Directors is incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 1998.

27.      FINANCIAL DATA SCHEDULE.

27.1     Financial Data Schedule.

----------------------
* Identifies management contract or compensatory plan or arrangement.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14 day of May 1999.

















                                              INFINITY BROADCASTING CORPORATION

                                              By: /s/ FARID SULEMAN
                                                 ------------------------------
                                                         Farid Suleman
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer