Form 10-Q
period 1999-06-30
INFINITY BROADCASTING CORP /DE/
filed 1999-08-16
CIK 1070518

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                ----------------

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM  ____________________ TO ____________________

                         COMMISSION FILE NUMBER 1-14599
                                ----------------


                        INFINITY BROADCASTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        13-4030071
--------------------------------            ------------------------------------
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



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

AT JULY 31, 1999, 149,983,000 SHARES OF CLASS A COMMON STOCK AND 700,000,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING.


================================================================================

                        INFINITY BROADCASTING CORPORATION
                                      INDEX
                        ---------------------------------






                                                                             PAGE NO.
                                                                             --------
PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements                                       3

             Condensed Consolidated Statement of Earnings                        3

             Condensed Consolidated Balance Sheet                                4

             Condensed Consolidated Statement of Cash Flows                      5

             Notes to the Condensed Consolidated Financial Statements            6


             Item 2.  Management's Discussion and Analysis of Financial          9
                      Condition and Results of Operations



PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings                                         15

             Item 4.  Submission of Matters to a Vote of Security Holders       15

             Item 6.  Exhibits and Reports on Form 8-K                          15



SIGNATURE                                                                       19

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                  --------------------------------------------
               (unaudited, in thousands except per-share amounts)

                                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                               JUNE 30,                    JUNE 30,
                                                                   ---------------------------------------------------------
                                                                         1999           1998         1999            1998
============================================================================================================================
Total revenues                                                         $ 681,957     $ 521,928   $ 1,220,584      $ 897,045
Less agency commissions                                                  (84,684)      (66,164)     (149,576)      (111,673)
----------------------------------------------------------------------------------------------------------------------------
Net revenues                                                             597,273       455,764     1,071,008        785,372
----------------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization               327,575       253,509       626,149        465,776
Depreciation and amortization                                             73,928        56,926       146,538        105,939
Corporate expenses                                                         4,615         4,421         9,620          8,870
----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                 406,118       314,856       782,307        580,585
----------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                       191,155       140,908       288,701        204,787
Interest expense, net                                                         79        (4,760)       (2,123)        (4,760)
Other income (expense), net                                                  (41)          637          (133)           613
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                       191,193       136,785       286,445        200,640
Income taxes                                                             (91,586)      (69,694)     (139,213)      (102,229)
Minority interest in (income) loss of consolidated subsidiaries               21          (214)           56            (92)
----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                           $  99,628     $  66,877   $   147,288      $  98,319
============================================================================================================================
Basic and diluted earnings per common share                            $    0.12     $    0.10   $      0.17      $    0.14
============================================================================================================================


         See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                (in thousands except share and per-share amounts)


                                                                                     (UNAUDITED)
                                                                                        JUNE 30,           DECEMBER 31,
                                                                                         1999                 1998
========================================================================================================================
ASSETS:
   Cash and cash equivalents                                                         $   535,211            $   497,701
   Receivables (net of allowance for doubtful accounts of
        $34,645 and $27,463, respectively)                                               469,230                460,966
   Prepaid and other current assets                                                       56,559                 39,206
   Deferred tax assets                                                                    29,527                 19,641
------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                1,090,527              1,017,514
   Property and equipment, net                                                           249,929                236,584
   Goodwill, net                                                                       5,365,519              5,426,627
   FCC licenses, net                                                                   3,694,669              3,683,988
   Transit franchise agreements, net                                                     241,505                248,555
   Other assets                                                                          149,933                184,975
------------------------------------------------------------------------------------------------------------------------
Total assets                                                                         $10,792,082            $10,798,243
========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current maturities of long-term debt                                              $    74,445               $    647
   Accounts payable and accrued expenses                                                 221,071                176,430
   Accrued compensation                                                                   44,705                 39,750
   Accrued interest                                                                        7,433                 12,113
   Accrued income taxes                                                                   36,583                  3,000
------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                             384,237                231,940
   Long-term debt                                                                        262,897                523,960
   Deferred taxes                                                                      1,148,962              1,156,244
   Other noncurrent liabilities                                                           39,430                 28,072
------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                      1,835,526              1,940,216
------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments
------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Preferred stock, par value $0.01 (50,000,000 shares authorized, none issued)             --                     --
     Class A common stock, par value $0.01 (2,000,000,000 shares
      authorized, 155,250,000 shares issued)                                               1,553                  1,553
     Class B common stock, par value $0.01 (2,000,000,000 shares
      authorized, 700,000,000 shares issued)                                               7,000                  7,000
     Capital in excess of par value                                                    8,805,448              8,805,448
     Common stock held in treasury, at cost                                              (48,759)                    --
     Accumulated earnings                                                                191,314                 44,026
------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                             8,956,556              8,858,027
------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                           $10,792,082            $10,798,243
========================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                 ----------------------------------------------
                            (unaudited, in thousands)


SIX MONTHS ENDED JUNE 30,                                                              1999                   1998
======================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                    $   147,288          $    98,319
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                     146,538              105,939
      Deferred taxes                                                                      2,607               (3,812)
      Other noncash items                                                                (3,296)                  --
      Changes in assets and liabilities, net of acquisitions and dispositions
           (Increase) decrease in accounts receivable                                    (8,264)               5,937
           (Increase) decrease in other assets                                          (19,714)             (10,203)
           Increase (decrease) in accounts payable and accrued expenses                  29,246               13,897
           Increase (decrease) in accrued interest                                       (4,680)               1,045
           Increase (decrease) in accrued income taxes                                   33,583                   --
           Increase (decrease) in other liabilities                                      (4,468)              (8,410)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               318,840              202,712
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from dispositions                                                          58,750               11,831
     Business acquisitions                                                             (101,422)          (1,393,326)
     Capital expenditures                                                               (19,561)             (10,987)
----------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (62,233)          (1,392,482)
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Receipts from CBS, net                                                                   --            1,777,215
    Purchase of treasury stock                                                          (34,366)                  --
    Repayment of debt                                                                  (184,731)            (566,576)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                   (219,097)           1,210,639
----------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    37,510               20,869
Cash and cash equivalents at beginning of period                                        497,701               22,522
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $   535,211          $    43,391
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                       $    20,744          $     3,715
     Income taxes                                                                   $   103,114          $   106,041
======================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


1.    GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, the Company or Infinity) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

The Company was incorporated in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation (CBS). In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties.

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion which includes the assumption of $1.8 billion of Outdoor Systems debt. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. Outdoor Systems is the largest out-of-home advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity shareholders and review of certain regulatory bodies. In connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 filing, the Company has received a second request for information from the Department of Justice, to which it is responding. The Company believes that the transaction will close in the fourth quarter of 1999.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions by CBS during these periods have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the radio operations of CBS Inc. in November 1995, (b) Infinity Media Corporation (formerly Infinity Broadcasting Corporation) and subsidiaries, which includes TDI Worldwide, Inc. (TDI), (collectively, Old Infinity), on December 31, 1996, and (c) the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) in June 1998. The operating results for the acquired entities have been included in the Company's Condensed Consolidated Statement of Earnings from their respective dates of acquisition. See note 2 to the condensed consolidated financial statements.

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

2.  ACQUISITIONS

In June 1998, the Company acquired the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The acquisition was accounted for under the purchase method. The excess consideration paid over the estimated fair value of net assets acquired totaling approximately $0.8 billion was recorded as goodwill and is being amortized on a straight-line basis over 40 years.

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

PRO FORMA RESULTS

(unaudited, in thousands except per-share amounts)
                                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                          JUNE 30,                            JUNE 30,
                                                          ---------------------------------------------------------------------
                                                                  1999               1998             1999               1998
===============================================================================================================================
Net revenues                                                      $597,273         $534,439         $1,071,008         $952,747
Net earnings                                                        99,628           66,941            147,288           91,703
Net earnings per common share - basic and diluted                 $   0.12         $   0.10         $     0.17         $   0.13
===============================================================================================================================


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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(in thousands)
                                                                                 (UNAUDITED)
                                                                                     JUNE 30,        DECEMBER 31,
                                                                                         1999               1998
=================================================================================================================
Accounts payable                                                                    $  52,916          $  41,685
Accrued transit franchise payments                                                     28,151             25,562
Other                                                                                 140,004            109,183
-----------------------------------------------------------------------------------------------------------------
Total accounts payable and accrued expenses                                         $ 221,071          $ 176,430
=================================================================================================================

4. RELATED PARTY TRANSACTIONS

In connection with the formation and capitalization of the Company discussed in note 1, the Company entered into an intercompany agreement with CBS. The Company utilizes certain executive and other services provided by CBS or its subsidiaries. Certain officers of CBS serve as officers of the Company. Additional services provided by CBS include, among others, certain financial and administrative services. For the three months and six months ended June 30, 1999, allocated expenses in the approximate amounts of $1.8 million and $3.5 million, respectively, were included in the Condensed Consolidated Statement of Earnings of the Company. During the same periods in 1998, allocated expenses totaled $1.1 million and $3.0 million, respectively.

The Company owns a minority equity interest in Westwood One, Inc. (Westwood
One). Most of the Company's stations are affiliated with Westwood One, and Westwood One distributes nationally certain of the Company's network programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances shares in revenue from the sale of the Company's programming. In addition, certain officers of the Company serve as officers of Westwood One for which the Company receives a management fee. For the three months and six months ended June 30, 1999, revenue and expense reimbursements from these arrangements recorded by the Company totaled approximately $16 million and $32 million, respectively. During the same periods in 1998, these amounts were $13 million and $31 million, respectively.

5. EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE

(unaudited, in thousands except per-share amounts)
                                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                        JUNE 30,                  JUNE 30,
                                                              ----------------------------------------------------
                                                                     1999         1998          1999         1998
==================================================================================================================
Net earnings applicable to common stock                          $ 99,628     $ 66,877     $ 147,288     $ 98,319
------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                854,794      700,000       854,990      700,000
Diluted effect of stock option plans                                  144           --            72           --
------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                              854,938      700,000       855,062      700,000
------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                      $   0.12     $   0.10     $    0.17     $   0.14
==================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) was formed in September 1998 as a wholly owned subsidiary of CBS Corporation (CBS) to own and operate its radio and outdoor advertising segment. The radio broadcasting properties and TDI Worldwide, Inc. (TDI), one of the largest outdoor advertising companies in the United States, comprise the Company's out-of-home media business focusing on providing advertising to targeted demographic audiences outside the consumer's home.

In December 1998, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power.

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion which includes the assumption of $1.8 billion of Outdoor Systems debt. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. Outdoor Systems is the largest out-of-home advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity shareholders and review of certain regulatory bodies. In connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 filing, the Company has received a second request for information from the Department of Justice, to which it is responding. The Company believes that the transaction will close in the fourth quarter of 1999.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS during these periods have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the November 1995 acquisition of the radio operations of CBS Inc. for $1.2 billion of cash, (b) the December 31, 1996 acquisition of Infinity Media Corporation (formerly known as Infinity Broadcasting Corporation) and subsidiaries, which includes TDI (collectively, Old Infinity), for $4.7 billion, consisting of $3.8 billion of CBS's common stock and $0.9 billion of debt that was repaid immediately prior to the acquisition, and (c) the June 1998 acquisition of the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) for $1.4 billion of cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 2 to the condensed consolidated financial statements.

The Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three and six months ended June 30, 1998 are not necessarily indicative of the results of operations and cash flows that would have resulted had the Company actually operated as a separate, stand-alone entity.

RESULTS OF OPERATIONS

USE OF EBITDA

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting, including CBS Inc.'s radio operations, Old Infinity and American Radio. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with out-of-home properties. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

Certain discussions below provide a comparison of actual results with pro forma results. For the three months ended June 30, 1999 and 1998 comparisons, pro forma results were determined as if the acquisition of American Radio and related divestitures and exchanges had occurred on January 1, 1998.

Net revenues for the three months ended June 30, 1999 were $597 million compared to $456 million for the three months ended June 30, 1998, an increase of approximately 31%. Driving this increase was the continued strong performance of the stations, strong growth in outdoor advertising and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. On a pro forma basis, net revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 15%.

Operating expenses excluding depreciation and amortization expense for the three months ended June 30, 1999 were $328 million compared to $254 million for the three months ended June 30, 1998, an increase of approximately 29%. Operating expenses did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. On a pro forma basis, operating expenses for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 12%. Depreciation and amortization expense for the three months ended June 30, 1999 was $74 million compared to $57 million for the three months ended June 30, 1998, an increase of approximately 30%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio.

Operating earnings for the three months ended June 30, 1999 were $191 million compared to $141 million for the three months ended June 30, 1998, an increase of approximately 36%. This increase was primarily attributable to the higher revenues and to the June 1998 acquisition of American Radio. On a pro forma basis, operating earnings for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 29%.

EBITDA for the three months ended June 30, 1999 was $265 million compared to $198 million for the three months ended June 30, 1998, an increase of approximately 34%. On a pro forma basis, EBITDA for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 20%.

Income taxes for the three months ended June 30, 1999 were $92 million compared to $70 million for the three months ended June 30, 1998. The effective tax rate was 48% for the three months ended June 30, 1999 compared to 51% for the three months ended June 30, 1998. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions. The decrease in the effective tax rate is due to the Company's higher operating earnings.

Net earnings for the three months ended June 30, 1999 totaled $100 million compared to $67 million for the three months ended June 30, 1998, an increase of 49%.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

Certain discussions below provide a comparison of actual results with pro forma results. For the six months ended June 30, 1999 and 1998 comparisons, pro forma results were determined as if the acquisition of American Radio and related divestitures and exchanges had occurred on January 1, 1998.

Net revenues for the six months ended June 30, 1999 were $1,071 million compared to $785 million for the six months ended June 30, 1998, an increase of approximately 36%. Driving this increase was the continued strong performance of the stations, strong growth in outdoor advertising and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. On a pro forma basis, net revenues for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 15%.

Operating expenses excluding depreciation and amortization expense for the six months ended June 30, 1999 were $626 million compared to $466 million for the six months ended June 30, 1998, an increase of approximately 34%. Operating expenses did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. On a pro forma basis, operating expenses for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 11%. Depreciation and amortization expense for the six months ended June 30, 1999 was $147 million compared to $106 million for the six months ended June 30, 1998, an increase of approximately 38%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio.

Operating earnings for the six months ended June 30, 1999 were $289 million compared to $205 million for the six months ended June 30, 1998, an increase of approximately 41%. This increase was primarily attributable to the higher revenues and to the June 1998 acquisition of American Radio. On a pro forma basis, operating earnings for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 37%.

EBITDA for the six months ended June 30, 1999 was $435 million compared to $311 million for the six months ended June 30, 1998, an increase of approximately 40%. On a pro forma basis, EBITDA for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 23%.

Income taxes for the six months ended June 30, 1999 were $139 million compared to $102 million for the six months ended June 30, 1998. The effective tax rate was 49% for the six months ended June 30, 1999 compared to 51% for the six months ended June 30, 1998. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions. The decrease in the effective tax rate is due to the Company's higher operating earnings.

Net earnings for the six months ended June 30, 1999 totaled $147 million compared to $98 million for the six months ended June 30, 1998, an increase of approximately 50%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry. The Company's revenue is typically lowest in the first quarter and highest in the second and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At June 30, 1999, the Company's cash and cash equivalents totaling $535 million exceeded its total debt of $337 million by $198 million. Management expects that because of the Company's strong cash position, it will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuances of equity securities.

Operating Activities

The Company's operating activities provided $319 million of cash during the first six months of 1999 compared to $203 million during the first six months of 1998. The increase relates primarily to the improved operating results during the first and second quarters of 1999. Subsequent to the Company's initial public offering in December 1998, income taxes are paid pursuant to the terms of the tax sharing agreement between the Company and CBS.

Investing Activities

The Company's investing activities used cash of $62 million during the first six months of 1999 compared to $1,392 million during the first six months of 1998. Cash used during the first six months of 1999 related primarily to the net impact of acquisitions, dispositions, and capital expenditures. In June of 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with fair value of approximately $1.3 billion.

On April 30, 1999, the Company acquired two radio stations in Tampa, Florida and one in Cleveland, Ohio from Clear Channel Communications for $123 million in cash. These acquisitions were funded by a combination of cash on hand and cash held in acquisition trust.

The Company's capital expenditures totaled $20 million for the first six months of 1999 compared to $11 million for the first six months of 1998. The Company's business does not require substantial investment of capital. The increase in capital expenditures during the first six months of 1999 was due primarily to the incremental expenditures incurred on the American Radio stations, which were acquired in June 1998.

Financing Activities

Cash used for financing activities totaled $219 million during the first six months of 1999 compared to $1,211 million provided during the first six months of 1998. Cash used for financing activities during the first six months of 1999 related to the Company's repayment of outstanding debt and the purchase of treasury stock. Cash provided by financing activities during the first six months of 1998 reflects net contributions from CBS for the American Radio acquisition offset by cash earnings generated by the Company.

On June 17, 1999, the Company announced that its board of directors had authorized the purchase of up to $500 million of its class A common stock. As of July 31, 1999, 5.3 million shares were repurchased at a cost of approximately $148 million.

The Company has the ability to borrow up to $1.0 billion under CBS's revolving credit agreement, which expires on August 29, 2001. No borrowings were outstanding under this facility at June 30, 1999.

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

To address the Year 2000 issue, the Company has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Company estimates its cost to achieve Year 2000 compliance to be approximately $5 million, of which $4 million has been incurred to date. CBS has incurred additional costs of approximately $2 million on behalf of the Company to ensure compliance of the management information systems infrastructure. Approximately 60% of the total expenditures relate to replacement of existing systems. The Company is funding these costs through its cash flows from operations. Such costs are expensed as incurred.

The Company's centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications by the end of the third quarter of 1999. A significant portion of the Year 2000 work for radio systems has been performed or is underway. The Company has implemented Year 2000 procedures and guidelines for individual radio stations, and most high-risk radio assets have been remediated and tested. The Company expects to test all radio systems and believes it will be Year 2000 compliant by the end of the third quarter of 1999.

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

Although the Company believes that it will complete its Year 2000 effort and will be compliant on time, there can be no assurances that this will occur. The Company has developed initial contingency plans to ensure continued business operations in case of Year 2000 related disruptions. These plans will be finalized by the end of the third quarter of 1999.

The Company believes that it is difficult to fully assess the risks of the Year 2000 problem due to numerous uncertainties surrounding the issue. Management believes that primary risks are external to the Company and relate to the Year 2000 readiness of its suppliers and customers. The inability of the Company or its suppliers and customers to adequately address the Year 2000 issues on a timely basis could result in a material financial risk, including loss of revenue, substantial unanticipated costs and service interruptions. Accordingly, the Company has been, and will continue to, devote the resources it concludes are appropriate to address all significant Year 2000 issues in a timely manner.

REGULATORY MATTERS

CBS has received, in the past, numerous permanent and temporary waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers were subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the Federal Communications Commission (FCC) rule restricting common ownership in the same market of radio and television stations (the "one-to-a-market" rule).

Recently, the FCC issued its Report and Order with respect to this pending rulemaking. The Order would amend the radio/television cross-ownership rule to allow a single party to own in a market (a) up to two television stations (if permitted by the FCC's television duopoly rule) and up to six radio stations or
(b) one television station and seven radio stations, in both instances under certain circumstances.

Under the Report and Order, CBS is to submit within sixty days a showing as to its compliance or non-compliance with the revised rule in those markets where it currently has temporary waivers. CBS anticipates being able to demonstrate compliance in all markets other than Los Angeles, Chicago, Baltimore, and Dallas-Fort Worth, each of which has eight radio stations. As to those four markets, the Report and Order provides that the FCC will continue the temporary waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and CBS will have an opportunity to demonstrate that its continued ownership of an eighth radio station in these markets would serve the public interest.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains both historical and forward-looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

Such risks, uncertainties, and factors include, but are not limited to, the impact of changes in national, regional and local economics; successful integration of any acquired properties; the Company's ability to develop and/or acquire radio on-air talent and programming and to attract and retain advertisers; the impact of significant competition from other radio stations and programming alternatives such as broadcast television, newspapers, magazines, cable television, the Internet, direct mail, and the impact of new technologies; changes in FCC regulations; increased governmental regulation of the location, size or content of outdoor advertising; and such other competitive and business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q. The forward-looking statements included in this document are made only as of the date of this document and the Company does not have any obligation under Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The annual meeting of shareholders of the Company was held on May 4, 1999.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting with the following results:

         (i) In connection with the election of two directors, the following votes were cast for or withheld from the following candidates:

                                                   FOR                 WITHHELD
                                                   ---                 --------

                  George H. Conrades           3,634,076,749             66,096
                  Farid Suleman                3,634,063,610             79,235


                  The terms of office of the following directors continued after the annual meeting:

                  Richard R. Pivirotto
                  Jeffrey Sherman
                  Paula Stern
                  Mel Karmazin
                  Robert D. Walter

         (ii) A management proposal regarding the election of KPMG LLP as independent auditors: 3,634,054,798 votes were cast for; 60,733 against; and 27,314 abstentions were recorded in connection with the adoption of this proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

3.       CERTIFICATE OF INCORPORATION AND BY-LAWS.
3.1      Restated Certificate of Incorporation of the Company as of December 14,
         1998.
3.2      Restated By-Laws of the Company as of December 14, 1998.

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

10.5 $4.0 billion Credit Agreement among CBS Corporation, the Lenders parties thereto, Nationsbank, N.A. and the Toronto-Dominion Bank, as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York, as Administrative Agent, dated August 29, 1996, is incorporated herein by reference to Exhibit 10(1) to the report on Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.
10.6 First Amendment, dated January 29, 1997, to the CBS Corporation Credit Agreement, dated August 29, 1996, among CBS Corporation, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(p) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.
10.7 Second Amendment, dated March 21, 1997, to the CBS Corporation Credit Agreement, dated August 29, 1996, as amended by the First Amendment thereto dated January 29, 1997, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank As Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(q) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.
10.8 Third Amendment, dated March 3, 1998, to the CBS Corporation Credit Agreement, dated August 29, 1996, as amended by the First Amendment thereto dated January 29, 1997, as amended by the Second Amendment thereto dated March 21, 1997 among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent, is incorporated herein by reference to Exhibit 10(x) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1998.
10.9 Fourth Amendment, dated February 26, 1999, to the CBS Corporation Credit Agreement, dated August 29, 1996, as amended by the First, Second, and Third Amendments, dated January 29, 1997, March 21, 1997 and March 3, 1999, respectively, among CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The Toronto-Dominion Bank as Syndication Agents, The Chase Manhattan Bank as Documentation Agent, and Morgan Guaranty Trust Company of New York as Administrative Agent.
10.10 Management Agreement, dated March 30, 1999, between the Company and Westwood One, Inc., is incorporated herein by reference to
         Exhibit 10.17 to the report on Form 8-K of Westwood One, Inc., filed with the Securities and Exchange Commission on June 4, 1999.
10.11 Amended and Restated Representation Agreement, dated March 30, 1999, between the Company and Westwood One, Inc., is incorporated herein by reference to Exhibit 10.18 to the report on Form 8-K of Westwood One, Inc., filed with the Securities and Exchange Commission on June 4, 1999.
10.12* Employment Agreement, entered into on June 20, 1996 and effective December 1996, between CBS Corporation and Mel Karmazin, is incorporated herein by reference to Exhibit 10(s) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.
10.13* Employment Agreement entered into on May 22, 1996, effective November 28, 1995 and amended January 29, 1997, between CBS Broadcasting Inc. and Daniel Mason, is incorporated by reference to Exhibit 10.13 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.14*   Restated Employment Agreement, dated December 1, 1998, between
         TDI Worldwide, Inc. and William Apfelbaum, is incorporated by reference to Exhibit 10.14 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.15* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to January 28, 1998, is incorporated herein by reference to Exhibit 10(g) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1997.
10.16* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to January 28, 1998, is incorporated herein by reference to Exhibit 10(b) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1997.
10.17* 1998 Long-Term Incentive Plan of the Company is incorporated by reference to Exhibit 10.17 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.18* Executive Annual Incentive Plan of the Company is incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.19* The CBS Corporation Annual Performance Plan, as amended to November 1, 1996, is incorporated herein by reference to Exhibit 10(a) to the report Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.
10.20* The Westinghouse Executive Pension Plan, as amended to August 19, 1998, is incorporated herein by reference to Exhibit 10(g) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1998.
10.21* The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Proxy Statement of CBS Corporation filed March 25, 1998.
10.22 Form of Trademark License Agreement between CBS Worldwide Inc. and the Company is incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.23 Form of Trademark License Agreement between CBS Broadcasting Inc. and the Company is incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.24 Form of Trademark License Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.
10.25* The Infinity Broadcasting Corporation Stock Plan for Directors is incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 1998.
10.26 Agreement and Plan of Merger, dated May 27, 1999, among the Company, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.1 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.
10.27 Amendment No.1, dated June 16, 1999, to the Agreement and Plan of Merger, dated May 27, 1999, among the Company, Burma Acquisition
         Corp. and Outdoor Systems, Inc., is incorporated herein by reference to
         Exhibit 99.2 to the Company's report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 1999.
10.28    Stockholders Agreement, dated May 27, 1999, among the Company,
         William S. Levine, Arturo R. Moreno, Carole D. Moreno, Levine Investments Limited Partnership and BRN Properties Limited Partnership, is incorporated herein by reference to Exhibit 99.2 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.
10.29 Voting Agreement, dated May 27, 1999, between CBS Broadcasting Inc. and Outdoor Systems, Inc., is incorporated herein by reference to
         Exhibit 99.3 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

27.      FINANCIAL DATA SCHEDULE.
27.1     Financial Data Schedule.

----------
* Identifies management contract or compensatory plan or arrangement.

B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on June 4, 1999, filing a press release announcing that the Company had entered into a definitive merger agreement with Outdoor Systems, Inc.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on June 25, 1999, announcing that the Company had entered into an amendment to the definitive merger agreement with Outdoor Systems, Inc.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of August 1999.







                                              INFINITY BROADCASTING CORPORATION

                                              By:     /s/ FARID SULEMAN
                                              ----------------------------------
                                                        Farid Suleman
                                               Executive Vice President, Chief
                                               Financial Officer and Treasurer