Form 10-K405/A
period 1998-12-31
INFINITY BROADCASTING CORP /DE/
filed 1999-09-24
CIK 1070518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________________ TO ____________________

                         COMMISSION FILE NUMBER 1-14599

                        INFINITY BROADCASTING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                13-4030071
      ------------------------          ------------------------------------
      (State of Incorporation)          (I.R.S. Employer Identification No.)

        40 WEST 57TH STREET
      NEW YORK, NEW YORK 10019                     (212)314-9200
----------------------------------------          ---------------
(Address of Principal Executive Offices)          (Telephone No.)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
      ------------------------         -----------------------------------------
        Class A Common Stock,                 New York Stock Exchange
      par value $.01 per Share


SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Infinity Broadcasting Corporation had 155,250,000 shares of Class A common stock and 700,000,000 shares of Class B common stock outstanding at January 31, 1999. As of that date, the aggregate market value of common stock held by non-affiliates was $4,294 million for Class A and $0 million for Class B.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Infinity Broadcasting Corporation's Notice of 1999 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Parts I and III)

================================================================================

The Company hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1998 (the Original Filing). Each of the below referenced Items in Part I and II and the Exhibit referenced in Part IV, Item 14 are hereby amended by deleting the Items or Exhibits in their entirety and replacing them with the Items or Exhibits set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

PART I

ITEM 1. BUSINESS.

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PART IV

ITEMS 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Exhibit 23(a)  Consent of Independent Auditors

The terms "Infinity" and "Company" as used in this Report on Form 10-K/A refer to Infinity Broadcasting Corporation and its consolidated subsidiaries unless the context indicates otherwise.


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

The Company is one of the largest radio broadcasting and outdoor advertising companies in the United States. The Company's Radio segment, which consists of 160 radio stations serving 34 markets, collectively accounted for approximately 11% of total 1998 U.S. radio advertising expenditures. The Company's stations ranked first or second, in terms of 1998 pro forma radio revenues, in 30 out of the 34 markets in which the Company operates stations. Approximately 93% of the Company's radio stations are located in the 50 largest radio markets in the United States, and 67%, 83% and 98% of the Company's pro forma 1998 net radio revenues were generated in the 10, 25 and 50 largest U.S. radio markets, respectively. The Company believes that this focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and also enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations. The Company owns the CBS Radio Network and also has a minority equity investment in Westwood One, which it manages pursuant to a management agreement between the Company and Westwood One. Westwood One is a leader in producing and distributing syndicated and network radio programming, and it manages the CBS Radio Network.


                        Infinity Broadcasting Corporation

The Company's Outdoor segment participates in the outdoor advertising business through its wholly owned subsidiary, TDI. TDI is based in New York with 18 branch offices throughout the United States, 10 branch offices throughout the United Kingdom and the Republic of Ireland, and operations in the Netherlands. TDI is one of the largest outdoor advertising companies in the United States, operating approximately 100 franchises, the majority of which are in large metropolitan areas. TDI sells advertising space on various media including buses, trains, train platforms and terminals throughout commuter rail systems, and on billboards and phone kiosks. TDI also has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands.

The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Company operates and seeks to opportunistically acquire out-of-home media properties in the largest markets.

The Company's radio stations serve diverse target demographics through a broad range of programming formats. The Company believes that this diversity provides advertisers with "one-stop shopping" by enabling advertisers to select stations to reach a targeted demographic group or to select groups of stations and outdoor advertising properties to reach broad groups of consumers within and across markets. The Company believes that this diversity also reduces its dependence on any single station, local economy, format or advertiser.

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



                        Infinity Broadcasting Corporation

RADIO STATIONS AND OUTDOOR DISPLAYS

The following table sets forth certain selected information with regard to the Company's radio stations and outdoor displays as of February 15, 1999:

                               MARKET
                                RANK
                               BY 1998                              RADIO                                       TDI(1)
                             METRO AREA       --------------------------------------------------    -----------------------------
MARKET                       POPULATION       STATIONS   AM/FM                FORMAT                        DISPLAY TYPE
---------------------------------------------------------------------------------------------------------------------------------
New York, NY                      1           WCBS          FM     Oldies                           Bus, Commuter Rail, Phone
                                              WCBS          AM     News                             Kiosks, Billboards, Walls,
                                              WFAN          AM     Sports                           Trestles, "Spectacular
                                              WINS          AM     News                             Signage," In-station
                                              WNEW          FM     Classic Rock                     Displays
                                              WXRK          FM     Rock

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

Chicago, IL                       3           WBBM          FM     Contemporary Hit                 Bus, Bus Shelters, Rail,
                                                                   Radio/Dance                      Bridge Bulletins
                                              WBBM          AM     News
                                              WCKG          FM     Talk
                                              WJMK          FM     Oldies
                                              WMAQ          AM     News/Sports
                                              WSCR          AM     Sports/Talk
                                              WUSN          FM     Country
                                              WXRT          FM     Adult Alternative Rock

San Francisco, CA                 4           KCBS          AM     News                             Bus, Cable Cars, Commuter
                                              KFRC          FM     Oldies                           Rail
                                              KFRC          AM     Oldies
                                              KITS          FM     Alternative Rock
                                              KLLC          FM     Modern Rock
                                              KYCY          AM     Country
                                              KYCY          FM     Country

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


                        Infinity Broadcasting Corporation

                               MARKET
                                RANK
                               BY 1998                              RADIO                                       TDI(1)
                             METRO AREA       --------------------------------------------------    -----------------------------
MARKET                       POPULATION       STATIONS   AM/FM                FORMAT                        DISPLAY TYPE
---------------------------------------------------------------------------------------------------------------------------------
Boston, MA                        8           WBCN          FM     Modern Rock                      --
                                              WBMX          FM     Modern Adult Contemporary
                                              WBZ           AM     News/Talk/Sports
                                              WODS          FM     Oldies
                                              WZLX          FM     Classic Rock

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

Pittsburgh, PA                   21           KDKA          AM     News/Talk                        Bus
                                              WBZZ          FM     Contemporary Hit Radio
                                              WDSY          FM     Country
                                              WZPT          FM     Classic Hits

Tampa, FL                        22           WLLD          FM     Contemporary Hit Radio           Bus
                                              WQYK          FM     Country
                                              WQYK          AM     Talk
                                              WYUU          FM     Oldies

Cincinnati, OH                   24           WGRR          FM     Oldies                           --
                                              WKRQ          FM     Contemporary Hit Radio
                                              WYLX          FM     Classic Hits



                        Infinity Broadcasting Corporation

                               MARKET
                                RANK
                               BY 1998                              RADIO                                       TDI(1)
                             METRO AREA       --------------------------------------------------    -----------------------------
MARKET                       POPULATION       STATIONS   AM/FM                FORMAT                        DISPLAY TYPE
---------------------------------------------------------------------------------------------------------------------------------
Portland, OR                     25           KBBT          FM     Modern Adult Contemporary        --
                                              KINK          FM     Adult Alternative Rock
                                              KKJZ          FM     Smooth Jazz
                                              KUFO          FM     Album Oriented Rock
                                              KUPL          FM     Country
                                              KUPL          AM     Classic Country

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

Riverside, CA                    29           KFRG          FM     Country                          --
                                              KXFG          FM     Country

Kansas City, MO                  30           KBEQ          FM     Country                          --
                                              KFKF          FM     Country
                                              KMXV          FM     Contemporary Hit Radio
                                              KSRC          FM     Soft Adult Contemporary

Columbus, OH                     33           WAZU          FM     Album Oriented Rock              --
                                              WHOK          FM     Country
                                              WLVQ          FM     Classic Rock

Charlotte, NC                    37           WBAV          FM     Urban Adult Contemporary         --
                                              WFNZ          AM     Sports/Talk
                                              WGIV          AM     Gospel
                                              WNKS          FM     Contemporary Hit Radio
                                              WPEG          FM     Urban
                                              WSOC          FM     Country
                                              WSSS          FM     Classic Hits

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

Hartford, CT                     45           WRCH          FM     Soft Adult Contemporary          --
                                              WTIC          FM     Top 40
                                              WTIC          AM     News/Talk
                                              WZMX          FM     Classic Hits

Austin, TX                       49           KAMX          FM     Modern Adult Contemporary        --
                                              KJCE          AM     Urban Adult Contemporary
                                              KKMJ          FM     Soft Adult Contemporary
                                              KQBT          FM     Rhythmic Contemporary Hits


                        Infinity Broadcasting Corporation

                               MARKET
                                RANK
                               BY 1998                              RADIO                                       TDI(1)
                             METRO AREA       --------------------------------------------------    -----------------------------
MARKET                       POPULATION       STATIONS   AM/FM                FORMAT                        DISPLAY TYPE
---------------------------------------------------------------------------------------------------------------------------------
Rochester, NY                    50           WCMF          FM     Album Oriented Rock              --
                                              WPXY          FM     Contemporary Hit Radio
                                              WRMM          FM     Soft Adult Contemporary
                                              WZNE          FM     Modern Adult Contemporary

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

Monterey-Salinas, CA             77           KLUE          FM     Adult Contemporary               --

Palm Springs, CA                 154          KEZN          FM     Easy                             --
---------------------------------------------------------------------------------------------------------------------------------

TOTAL STATIONS                                160

RADIO STATIONS SUBJECT TO ACQUISITION

Tampa, FL                        22           WRBQ(3)       FM     Country
                                              WSJT(3)       FM     Smooth Jazz

Cleveland, OH                    24           WNCX(3)       FM     Classic Rock
---------------------------------------------------------------------------------------------------------------------------------


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

The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The FCC has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming. It is not known at this time whether digital technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. There are also proposals before the FCC to permit a new "low power" radio or "microbroadcasting" service which could open up opportunities for low cost neighborhood service on frequencies which would not interfere with existing stations. No FCC action has been taken on these proposals to date.

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



                        Infinity Broadcasting Corporation

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

FCC Licenses

Generally, the FCC renews radio broadcast licenses without a hearing upon finding that: (i) the radio station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations that, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term lesser than the maximum otherwise permitted, or hold an evidentiary hearing. In addition, the Communications Act authorizes the filing of petitions to deny a license renewal during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that the grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of the Company's licenses could have a material adverse effect on the Company.

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

                        Infinity Broadcasting Corporation

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

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation (such as CBS Corporation in the case of the Company) of which more than 25% of the capital stock is owned of record or voted by aliens. As a result of these provisions, the licenses granted to the Company by the FCC could be revoked if more than 20% of the Company's stock were directly or indirectly voted by aliens or if more than 25% of CBS Corporation's stock were directly or indirectly held or voted by aliens. The Company's restated certificate restricts the ownership, voting and transfer of the Company's capital stock in accordance with the Communications Act and the rules of the FCC, and prohibits the issuance of more than 20% of the Company's outstanding capital stock (or more than 20% of the voting rights it represents) to or for the account of aliens. The restated certificate authorizes the Company's Board of Directors to enforce these prohibitions. In addition, the restated certificate provides that shares of capital stock of the Company determined by the Company's Board of Directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by the Company by action of the Board of Directors to the extent necessary, in the judgment of the Board of Directors, to comply with these alien ownership restrictions.

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


                        Infinity Broadcasting Corporation

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

Possible Changes

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or to finance those acquisitions. Such matters may include spectrum use or other fees on FCC licenses; foreign ownership of broadcast licenses; revisions to the FCC's equal employment opportunity rules and rules relating to political broadcasting; technical and frequency allocation matters; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; new technologies such as satellite-digital audio radio services and microbroadcasting; and the development of rules to govern auctions for the right to use the radio broadcast spectrum. Finally, as required by the Telecom Act, the FCC has instituted a proceeding to investigate, among other things, the effect of the revised ownership rules for radio stations adopted in accordance with the Telecom Act, and the resulting consolidation in the radio industry, on the diversity of programming and ownership, and on programming and advertising competition. The FCC may conclude, as a consequence of this review, to modify the radio ownership rules.

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

ANTITRUST

An element of the Company's growth strategy involves the acquisition of additional radio stations and other outdoor advertising properties, many of which are likely to require antitrust review by the Federal Trade Commission
(FTC) and the Department of Justice (DOJ) prior to such acquisition. Following passage of the Telecom Act, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer already owns one or more radio station properties in a particular market and the acquisition involves another radio station in the same market. In connection with certain recent acquisitions, the DOJ has obtained consent decrees requiring certain radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ has also been active in reviewing proposed acquisitions of outdoor advertising properties. There can be no assurance that the DOJ or the FTC will not seek to bar the Company from acquiring additional radio stations or other media-related and outdoor



                        Infinity Broadcasting Corporation
advertising properties in any market where the Company already has a significant position. In addition, to the extent the Company makes acquisitions of international broadcasting properties or display faces, the Company will also be subject to the antitrust laws of foreign jurisdictions.

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

PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 14 through 18 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the report of KPMG LLP dated January 27, 1999, appears on pages 21 through 36 of this report and is incorporated herein by reference.

                                                                                                                             PAGE
==================================================================================================================================
Report of Management                                                                                                          19
Independent Auditors' Report                                                                                                  20
Consolidated Statement of Earnings for the years ended December 31, 1998, 1997 and 1996                                       21
Consolidated Balance Sheet as of December 31, 1998 and 1997                                                                   22
Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996                                     23
Consolidated Statement of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996                24
Notes to the Consolidated Financial Statements                                                                                25
Quarterly Financial Data (unaudited)                                                                                          36
==================================================================================================================================






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



                        Infinity Broadcasting Corporation

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

RESULTS OF OPERATIONS

The Company's operations are aligned into two business segments, Radio and Outdoor, which are consistent with the mediums through which the Company sells its advertising and the Company's financial reporting structure. Prior to the December 31, 1996 acquisition of Old Infinity, which included the outdoor advertising business of TDI, the Company was composed of only one segment, Radio. As such, the 1997 and 1996 comparisons discussed below do not include comparative results for the Outdoor segment.

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

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

The Company's net revenues for 1998 were $1,893 million compared to $1,480 million for 1997, an increase of 28%. Radio net revenues for 1998 were $1,459 million compared to $1,104 million for 1997, an increase of approximately 32%. Driving this increase was the continued strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for 1998 were $434 million compared to $376 million for 1997, an increase of approximately 15%. Driving this increase was the strong performance of the Company's outdoor advertising business. On a pro forma basis, the Company's net revenues for 1998 compared to 1997 increased approximately 12%.

The Company's operating expenses excluding depreciation and amortization expense for 1998 were $1,084 million compared to $888 million for 1997, an increase of 22%. Radio operating expenses for 1998 were $745 million compared to $585 million for 1997, an increase of approximately 27%. Outdoor operating expenses for 1998 were $339 million compared to $303 million for 1997, an increase of approximately 12%. These increases were due to Radio's June 1998 acquisition of American Radio and expenses associated with higher revenues. On a pro forma basis, the Company's operating expenses for 1998 compared to 1997 increased approximately 8%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. The Company's depreciation and amortization expense for 1998 was $250 million compared to $197 million for 1997, an increase of 27%. Radio depreciation and amortization expense for 1998 was $227 million compared to $176 million for 1997, an increase of approximately 29%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for 1998 was $23 million compared to $21 million for 1997, an increase of approximately 9%. The Company's corporate expenses for 1998 were $17 million compared to $22 million for the prior year, a decrease of $5 million. This improvement was driven by the efforts to control overhead costs, including transaction processing and information systems costs.

The Company's operating earnings for 1998 were $542 million compared to $372 million for 1997, an increase of 46%. Radio operating earnings for 1998 were $469 million compared to $320 million for 1997, an increase of approximately 47%. Outdoor operating earnings for 1998 were $73 million compared to $52 million for 1997, an increase of approximately 39%. These increases were primarily attributable to improvements at the existing operations of both Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for 1998 compared to 1997 increased approximately 36%.

The Company's EBITDA for 1998 was $798 million compared to $575 million for 1997, an increase of 39%. Radio EBITDA for 1998 was $702 million compared to $502 million for 1997, an increase of approximately 40%. Outdoor EBITDA for 1998 was $96 million compared to $73 million for 1997, an increase of approximately 31%. On a pro forma basis, the Company's EBITDA for 1998 compared to 1997 increased approximately 21%.

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



                        Infinity Broadcasting Corporation

Income taxes for 1998 were $249 million compared to $197 million for 1997. The effective tax rate was 51% for 1998 compared to 53% for the prior year.

Net earnings for 1998 totaled $235 million, or $0.33 per share, compared to $178 million, or $0.25 per share, for 1997, an increase of $57 million, or $0.08 per share.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

The Company's net revenues for 1997 were $1,480 million compared to $554 million for 1996. Radio net revenues for 1997 were $1,104 million compared to $554 million for 1996. Outdoor net revenues for 1997 were $376 million. These increases were driven primarily by the inclusion of the results of operations for Old Infinity, which was acquired on December 31, 1996, and the overall strong performance of the existing radio stations. On a pro forma basis, the Company's net revenues for 1997 increased approximately 20%. These results reflect strong markets combined with management's continued focus on improving revenue growth.

The Company's operating expenses excluding depreciation and amortization expense for 1997 were $888 million compared to $344 million for 1996. Radio operating expenses for 1997 were $585 million compared to $344 million for 1996. Outdoor operating expenses for 1997 were $303 million. These increases were due principally to the acquisition of Old Infinity and expenses associated with higher revenues. On a pro forma basis, the Company's operating expenses for 1997 compared to 1996 increased approximately 6%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. The Company's depreciation and amortization expense for 1997 was $197 million compared to $58 million for 1996. Radio depreciation and amortization expense for 1997 was $176 million compared to $58 million for 1996. Outdoor depreciation and amortization expense for 1997 was $21 million. These increases were due to the amortization expense resulting from the acquisition of Old Infinity. The Company's corporate expenses for 1997 were $22 million compared to $13 million for the prior year, an increase of $9 million primarily from the acquisition of Old Infinity.

The Company's operating earnings for 1997 were $372 million compared to $139 million for 1996. Radio operating earnings for 1997 were $320 million compared to $139 million for 1996. Outdoor operating earnings for 1997 were $52 million. These increases were due principally to the acquisition of Old Infinity and improved results at the Company's radio stations. On a pro forma basis, the Company's operating earnings for 1997 compared to 1996 increased approximately 26%.

The Company's EBITDA for 1997 was $575 million compared to $197 million for 1996. Radio EBITDA for 1997 was $502 million compared to $197 million for 1996. Outdoor EBITDA for 1997 was $73 million. On a pro forma basis, the Company's EBITDA for 1997 compared to 1996 increased approximately 29%.

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



                        Infinity Broadcasting Corporation

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

The Company's capital expenditures totaled $32 million in 1998 compared to $15 million in 1997 and $7 million in 1996. The Company's business does not require substantial investment of capital. The increase in capital expenditures during 1998 and 1997 was due to the Company's acquisition activity during each of these periods.

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




                        Infinity Broadcasting Corporation

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A, including Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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


/s/ KPMG LLP
------------------
KPMG LLP
New York, New York
January 27, 1999




                        Infinity Broadcasting Corporation

CONSOLIDATED STATEMENT OF EARNINGS
(dollars and shares in thousands except per-share amounts)

YEAR ENDED DECEMBER 31,                                                         1998                  1997                  1996
---------------------------------------------------------------------------------------------------------------------------------
Total revenues                                                           $ 2,162,063           $ 1,691,517           $   637,883
Less agency commissions                                                     (268,959)             (211,426)              (83,795)
---------------------------------------------------------------------------------------------------------------------------------
Net revenues                                                               1,893,104             1,480,091               554,088
---------------------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization                 1,084,122               888,405               343,920
Depreciation and amortization                                                249,652               197,135                57,528
Corporate expenses                                                            17,440                22,277                13,434
---------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                   1,351,214             1,107,817               414,882
---------------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                           541,890               372,274               139,206
Interest expense, net                                                        (63,773)               (3,645)                   --
Other income, net                                                              6,324                 5,610                   309
---------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                           484,441               374,239               139,515
Income taxes                                                                (248,776)             (196,978)              (67,949)
Minority interest in (income) loss of consolidated subsidiaries                 (859)                  368                    --
---------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                             $   234,806           $   177,629           $    71,566
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                              $      0.33           $      0.25           $      0.10
---------------------------------------------------------------------------------------------------------------------------------
Weighed average common shares outstanding --
(basic and diluted)                                                          706,379               700,000               700,000
---------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.




                        Infinity Broadcasting Corporation

CONSOLIDATED BALANCE SHEET
(dollars in thousands)

DECEMBER 31,                                                                      1998                 1997
------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                              $   497,701          $    22,522
    Receivable (net of allowance for doubtful accounts of $27,463
      and $15,086, respectively)                                               460,966              334,914
    Prepaid and other current assets                                            39,206               27,255
    Deferred tax assets                                                         19,641               14,334
------------------------------------------------------------------------------------------------------------
    Total current assets                                                     1,017,514              399,025
    Property and equipment, net                                                236,584              118,471
    Intangible assets, net                                                   9,359,170            6,433,283
    Other assets                                                               184,975              123,324
------------------------------------------------------------------------------------------------------------
Total assets                                                               $10,798,243          $ 7,074,103
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                                  $   176,430          $   120,356
    Accrued compensation                                                        39,750               30,904
    Accrued interest                                                            12,113                   27
    Other current liabilities                                                    3,647                  532
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                  231,940              151,819
    Long-term debt                                                             523,960                1,560
    Deferred taxes                                                           1,156,244              484,364
    Other noncurrent liabilities                                                28,072               38,972
------------------------------------------------------------------------------------------------------------
Total liabilities                                                            1,940,216              676,715
------------------------------------------------------------------------------------------------------------
Contingent liabilities and other commitments
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, par value $0.01 (50,000,000 shares
      authorized, no shares issued)                                                 --                   --
    Class A common stock, par value $0.01 (2,000,000,000 shares
      authorized, 155,250,000 shares issued at December 31, 1998)                1,553                   --
    Class B common stock, par value $0.01 (2,000,000,000 shares
      authorized, 700,000,000 shares issued at December 31, 1998)                7,000                   --
    Capital in excess of par value                                           8,805,448            6,017,233
    Accumulated earnings                                                        44,026              380,155
------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                   8,858,027            6,397,388
------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                 $10,798,243          $ 7,074,103
------------------------------------------------------------------------------------------------------------


See accompanying Notes to the Consolidated Financial Statements.




                        Infinity Broadcasting Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS
(dollars in thousands)

YEAR ENDED DECEMBER 31,                                                                  1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                    $   234,806      $   177,629      $    71,566
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                    249,652          197,135           57,528
     Deferred taxes                                                                    12,156           13,883            3,012
     Gain on sales of assets, net                                                      (3,703)          (3,584)              --
     Other noncash items                                                               (6,970)              --               --
     Changes in assets and liabilities, net of acquisitions and dispositions:
       (Increase) decrease in accounts receivable                                     (37,695)         (35,382)         (10,248)
       (Increase) decrease in other assets                                             14,120          (14,924)          (3,100)
       Increase (decrease) in accounts payable and accrued expenses                    (7,633)         (11,459)           4,611
       Increase (decrease) in accrued interest                                          5,210           (3,858)              --
       Increase (decrease) in other liabilities                                       (17,940)          (9,176)         (19,426)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             442,003          310,264          103,943
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from dispositions                                                        138,731           87,475               --
    Business acquisitions and investments                                          (1,474,999)         (50,341)        (994,165)
    Deposit in acquisition trust                                                      (34,635)              --               --
    Capital expenditures                                                              (31,717)         (15,264)          (6,682)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) investing activities                               (1,402,620)          21,870       (1,000,847)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Receipts from (payments to) CBS, net                                            1,698,429         (179,563)         916,771
    Repayment of CBS note                                                          (2,500,000)              --               --
    Dividends paid to CBS                                                             (25,200)              --               --
    Net proceeds from issuance of common stock                                      3,046,652               --               --
    Repayment of debt                                                                (784,085)        (149,931)              --
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                1,435,796         (329,494)         916,771
----------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                 475,179            2,640           19,867
Cash and cash equivalents at beginning of year                                         22,522           19,882               15
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                          $   497,701      $    22,522      $    19,882
----------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                      $    67,974      $     9,058      $        --
    Income taxes paid to CBS
                                                                                      233,905          163,720           64,937
----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.




                        Infinity Broadcasting Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars and shares in thousands)

                                                   CLASS A COMMON       CLASS B COMMON      CAPITAL IN                TOTAL
                               PREFERRED STOCK          STOCK                STOCK          EXCESS OF   ACCUMULATED   STOCKHOLDER'S
                              SHARES    AMOUNT    SHARES    AMOUNT     SHARES     AMOUNT    PAR VALUE   EARNINGS      EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995      --      $ --        --    $   --         --     $   --    $1,528,642  $ 130,960     $ 1,659,602
Net earnings                                                                                               71,566          71,566
Contribution for
  Old Infinity acquisition                                                                   4,706,794                  4,706,794
Contribution for
  other acquisitions                                                                            58,165                     58,165
Cash from operations
  returned to CBS                                                                              (77,426)                   (77,426)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996      --      $ --        --    $   --         --     $   --    $6,216,175  $ 202,526     $ 6,418,701
Net earnings                                                                                              177,629         177,629
Contribution to prepay
  long-term debt                                                                               149,931                    149,931
Cash from operations
  returned to CBS                                                                             (329,493)                  (329,493)
Other intercompany
  activity, net                                                                                (19,380)                   (19,380)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      --      $ --        --    $   --         --     $   --    $6,017,233  $ 380,155     $ 6,397,388
Net earnings                                                                                              234,806         234,806
Contribution for American
  Radio acquisition                                                                          1,400,000                  1,400,000
Contribution to repay
  American Radio credit
    facility                                                                                   566,576                    566,576
Contribution to repay
  American Radio long-term
    debt                                                                                        71,096                     71,096
Dividends paid to CBS                                                                       (1,954,265)  (570,935)     (2,525,200)
Issuance of Class A
  common stock                                   155,250     1,553                           3,045,099                  3,046,652
Issuance of Class B
  common stock                                                        700,000      7,000        (7,000)                        --
Cash from operations
  returned to CBS                                                                             (335,680)                  (335,680)
Other intercompany
  activity, net                                                                                  2,389                      2,389
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      --      $ --   155,250    $1,553    700,000     $7,000    $8,805,448     44,026     $ 8,858,027
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.



                        Infinity Broadcasting Corporation

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




                        Infinity Broadcasting Corporation

INTANGIBLE ASSETS

Intangible assets primarily include goodwill, Federal Communications Commission
(FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time, and transit franchise agreements. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of tangible and identifiable intangible net assets acquired. FCC licenses and goodwill are amortized using the straight-line method over 40 years. Transit franchise agreements are amortized over the anticipated life of the contract. Subsequent to the acquisition of an intangible or other long-lived asset, the Company evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such asset may not be recoverable. When factors indicate that an intangible or other long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If such an analysis indicates that impairment has in fact occurred, the Company writes down the book value of the intangible or other long-lived asset to its fair value.

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

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments, from time to time, have been utilized by the Company to manage its interest rate risk. Under interest rate contracts, the differentials to be received or paid are recognized in income over the life of the contract as adjustments to interest expense. Gains and losses on terminations of hedge contracts are recognized as interest expense when terminated in conjunction with the termination of the anticipated hedged transaction, or to the extent that the anticipated hedged transaction



                        Infinity Broadcasting Corporation
remains outstanding, deferred and amortized to interest expense over the remaining life of that transaction. As of December 31, 1998, the Company had no interest rate exchange contracts.

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

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
(in millions)

                                                   AMERICAN
                                                    RADIO
                                                  AT JUNE 4,
                                                     1998
------------------------------------------------------------
Cash                                               $    18
Receivables                                             88
Property and equipment                                 129
Identifiable intangible assets:
    FCC licenses                                     2,346
    Goodwill                                           825
Other assets                                            53
Debt                                                (1,316)
Deferred income taxes                                 (654)
Other liabilities                                      (89)
------------------------------------------------------------
Total purchase price                               $ 1,400
------------------------------------------------------------




                        Infinity Broadcasting Corporation

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

PRO FORMA RESULTS
(unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31,                                                            1998            1997
--------------------------------------------------------------------------------------------------------
Net revenues                                                                     $2,060          $1,873
Net earnings                                                                        252             162
Net earnings per common share --
    Basic and diluted                                                              0.36            0.23
--------------------------------------------------------------------------------------------------------

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

NOTE 4: EMPLOYEE BENEFIT PLANS

Certain of the Company's employees are covered by various pension plans sponsored by CBS. Most pension plan benefits are based on either years of service and compensation levels at the time of retirement, a formula based on career earnings, or a final average compensation amount. Pension benefits generally are paid from trusts funded by contributions from employees and/or CBS. The pension funding policy is consistent with funding requirements of U.S. federal and other governmental laws and regulations. Certain employees are also covered by postretirement benefit arrangements sponsored by CBS consisting of various retiree medical, dental, and life insurance arrangements.

The Company has accounted for these plans as multi-employer plans. The Company's allocated expense under benefit plans sponsored by CBS was as follows:

BENEFIT PLAN COSTS
(in thousands)

YEAR ENDED DECEMBER 31,                                                            1998            1997           1996
-----------------------------------------------------------------------------------------------------------------------
Pension plan cost                                                                $4,199          $5,451         $5,393
Postretirement benefit plan cost                                                  1,647           1,524          1,581
-----------------------------------------------------------------------------------------------------------------------

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




                        Infinity Broadcasting Corporation

NOTE 5: INCOME TAXES

INCOME TAX EXPENSE
(in thousands)

YEAR ENDED DECEMBER 31,                                                            1998            1997           1996
-----------------------------------------------------------------------------------------------------------------------
Current:
    Federal                                                                    $185,598        $143,900        $53,444
    State                                                                        41,880          32,406         11,493
    Foreign                                                                       9,142           6,789             --
-----------------------------------------------------------------------------------------------------------------------
Total current income tax expense                                                236,620         183,095         64,937
-----------------------------------------------------------------------------------------------------------------------
Deferred:
    Federal                                                                      10,004          11,426          2,479
    State                                                                         2,152           2,457            533
-----------------------------------------------------------------------------------------------------------------------
Total deferred income tax expense                                                12,156          13,883          3,012
-----------------------------------------------------------------------------------------------------------------------
Income tax expense                                                             $248,776        $196,978        $67,949
-----------------------------------------------------------------------------------------------------------------------

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

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to deferred income tax assets and liabilities are presented in the table below:

DEFERRED INCOME TAXES BY SOURCE
(in thousands)

DECEMBER 31,                                                                  1998           1997
--------------------------------------------------------------------------------------------------------
Deferred tax assets:
    Provision for expenses and losses                                        $   19,641         $ 5,717
    Operating losses and credit carryforwards                                        --           7,367
    Other                                                                            --           1,250
--------------------------------------------------------------------------------------------------------
Total deferred tax asset                                                         19,641          14,334
--------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Property, equipment, and intangible assets                                1,156,244         484,364
--------------------------------------------------------------------------------------------------------
Total deferred tax liabilities                                                1,156,244         484,364
--------------------------------------------------------------------------------------------------------
Deferred income tax liabilities, net                                         $1,136,603        $470,030
--------------------------------------------------------------------------------------------------------

A reconciliation of the U.S. Federal statutory tax rate on earnings to the Company's effective tax rate on earnings before income taxes is summarized as follows:

EFFECTIVE TAX RATE RECONCILIATION

YEAR ENDED DECEMBER 31,                                                           1998           1997             1996
-------------------------------------------------------------------------------------------------------------------------
Federal income tax statutory rate                                                   35%            35%              35%
Increase in rate resulting from:
    Amortization of non-deductible goodwill                                         10             11                7
    State income tax expense, net of
      federal effect                                                                 6              6                6
    Other                                                                           --              1                1
-------------------------------------------------------------------------------------------------------------------------
Income tax effective rate                                                           51%            53%              49%
-------------------------------------------------------------------------------------------------------------------------

The Company has entered into a Tax Sharing Agreement with CBS (see notes 2 and 14 to the consolidated financial statements).



                        Infinity Broadcasting Corporation

NOTE 6: PROPERTY AND EQUIPMENT
(in thousands)

DECEMBER 31,                                                                        1998            1997
------------------------------------------------------------------------------------------------------------
Land and buildings                                                              $116,218         $70,030
Equipment                                                                        182,489          99,142
Construction in progress                                                          11,714           4,922
------------------------------------------------------------------------------------------------------------
Property and equipment, at cost                                                  310,421         174,094
Accumulated depreciation and amortization                                        (73,837)        (55,623)
------------------------------------------------------------------------------------------------------------
Property and equipment, net                                                     $236,584        $118,471
------------------------------------------------------------------------------------------------------------

For the years ended December 31, 1998, 1997 and 1996 depreciation expense totaled $26 million, $20 million, and $12 million, respectively.

NOTE 7: INTANGIBLE ASSETS
(in thousands)

DECEMBER 31,                                                                        1998             1997
------------------------------------------------------------------------------------------------------------
Goodwill                                                                      $5,789,580       $4,958,090
FCC licenses                                                                   3,804,541        1,486,797
Transit franchise agreements                                                     276,750          276,801
------------------------------------------------------------------------------------------------------------
Intangible assets, at cost                                                     9,870,871        6,721,688
Accumulated amortization                                                        (511,701)        (288,405)
------------------------------------------------------------------------------------------------------------
Intangible assets, net                                                        $9,359,170       $6,433,283
------------------------------------------------------------------------------------------------------------

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

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
(in thousands)

DECEMBER 31,                                                                          1998             1997
------------------------------------------------------------------------------------------------------------
Accounts payable                                                                  $ 41,685         $ 30,931
Accrued transit franchise payments                                                  25,562           20,630
Accrued programming losses                                                           8,984           12,028
Other                                                                              100,199           56,767
------------------------------------------------------------------------------------------------------------
Total accounts payable and accrued expenses                                       $176,430         $120,356
------------------------------------------------------------------------------------------------------------




                        Infinity Broadcasting Corporation

NOTE 9: LONG-TERM DEBT
(in thousands)

DECEMBER 31,                                                                        1998             1997
------------------------------------------------------------------------------------------------------------
9% Senior Subordinated Notes                                                     $152,485           $   --
9-3/4% Senior Notes                                                               148,960               --
11-3/8% Subordinated Exchange Debentures                                           98,832               --
7% Convertible Subordinated Debentures                                             78,812               --
Other                                                                               3,191            2,092
Unamortized premium, net                                                           42,328               --
------------------------------------------------------------------------------------------------------------
Total                                                                             524,608            2,092
Less current portion                                                                 (648)            (532)
------------------------------------------------------------------------------------------------------------
Long-term debt, net of current portion                                           $523,960           $1,560
------------------------------------------------------------------------------------------------------------

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



                        Infinity Broadcasting Corporation

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

At December 31, 1998, aggregate minimum rental payments due during the next five years and thereafter are as follows:

MINIMUM RENTAL PAYMENTS
(in thousands)

                                                                                             GUARANTEED
                                                                                               MINIMUM
                                                                              OPERATING      FRANCHISE
DECEMBER 31, 1998                                                              LEASES         PAYMENTS
--------------------------------------------------------------------------------------------------------
1999                                                                           $ 32,529        $161,046
2000                                                                             27,555         147,189
2001                                                                             23,139         119,785
2002                                                                             20,271          53,189
2003                                                                             16,484          13,406
Thereafter                                                                       64,460          19,953
--------------------------------------------------------------------------------------------------------
Minimum rental payments                                                        $184,438        $514,568
--------------------------------------------------------------------------------------------------------

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

OTHER COMMITMENTS
(in thousands)

DECEMBER 31, 1998
----------------------------------------------------------------------------------------
1999                                                                            $ 86,547
2000                                                                              73,436
2001                                                                              23,609
2002                                                                              10,260
2003                                                                               1,611
Thereafter                                                                            --
----------------------------------------------------------------------------------------
Total other commitments                                                         $195,463
----------------------------------------------------------------------------------------




                        Infinity Broadcasting Corporation

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

NOTE 13: STOCK -- BASED COMPENSATION PLANS

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

STOCK OPTION INFORMATION

                                         1998                              1997                              1996
                               -----------------------------    -------------------------------    ---------------------------
                                                 WEIGHTED-                           WEIGHTED-                     WEIGHTED-
                                                  AVERAGE                             AVERAGE                       AVERAGE
                                                 EXERCISE                            EXERCISE                      EXERCISE
                                     SHARES        PRICE           SHARES              PRICE           SHARES        PRICE
-----------------------------------------------------------------------------------------------------------------------------
Balance at January 1               25,456,440     $ 7.30         23,723,498           $ 6.04           770,114       $15.10
Options granted                     3,459,745      30.01          2,623,653            18.56           898,450        19.36
Options exercised                  (8,491,073)      1.40           (846,829)            6.32           (46,350)       12.70
Options forfeited                    (218,892)     19.01            (43,882)           18.57           (21,250)       18.80
Awards assumed                             --         --                 --               --        22,122,534         5.21
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31             20,206,220     $13.54         25,456,440           $ 7.30        23,723,498       $ 6.04
-----------------------------------------------------------------------------------------------------------------------------
Exercisable at December 31         16,369,506     $10.02         19,426,144           $ 4.96        17,327,276       $ 3.98
-----------------------------------------------------------------------------------------------------------------------------




                        Infinity Broadcasting Corporation

STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1998

                                                                  WEIGHTED-
                                                                   AVERAGE                               WEIGHTED-
                           OPTIONS            WEIGHTED-           REMAINING                               AVERAGE
      RANGE OF         OUTSTANDING AT          AVERAGE           CONTRACTUAL        EXERCISABLE AT     EXERCISE PRICE
  EXERCISE PRICES     DECEMBER 31, 1998     EXERCISE PRICE      LIFE IN YEARS     DECEMBER 31, 1998    OF EXERCISABLE
------------------------------------------------------------------------------------------------------------------------
 $.0002 --  4.99          4,072,316             $ 1.81               3.2                4,072,316          $ 1.81

      5 --  9.99          5,056,307               7.03               5.6                5,056,307            7.03

     10 -- 14.99          2,164,659              13.74               6.9                2,164,659           13.74

     15 -- 19.99          5,519,893              17.95               7.7                5,037,979           17.90

     20 -- 29.99          2,997,050              29.81               9.0                   31,250           29.44

     30 -- 36.53            395,995              31.60               9.3                    6,995           33.73
------------------------------------------------------------------------------------------------------------------------
           Total         20,206,220                                                    16,369,506
------------------------------------------------------------------------------------------------------------------------

Had compensation cost for these options been determined under the provisions of SFAS 123, the Company's net earnings and earnings per common share would have been as follows:

RESULTS OF OPERATIONS
(in thousands except per-share amounts)

YEAR ENDED DECEMBER 31,                                                            1998            1997           1996
-----------------------------------------------------------------------------------------------------------------------
Net earnings as reported                                                       $234,806        $177,629        $71,566
Pro forma net earnings                                                          226,212         165,274         67,205
Net earnings per common share as reported                                          0.33            0.25           0.10
Pro forma net earnings per common share                                            0.32            0.24           0.10
-----------------------------------------------------------------------------------------------------------------------

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



                        Infinity Broadcasting Corporation

The Company and CBS provide broadcast time to each other. The Company expects to continue this practice. The revenues or costs associated with these intercompany transactions were not significant in the periods presented.

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

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

o The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customer or other third party.

o The fair value of long-term debt is estimated using quoted market prices or discounted cash flow methods based on the Company's current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are aligned into two business segments, Radio and Outdoor, which are consistent with the mediums through which the Company sells its advertising and the Company's financial reporting structure.

SEGMENT DATA
(in millions)

                                                                                                                  DEPRECIATION
                                     REVENUES                   EBITDA               OPERATING EARNINGS         AND AMORTIZATION
                            ------------------------    ---------------------     -----------------------  ------------------------
YEAR ENDED DECEMBER 31,       1998     1997    1996      1998    1997   1996        1998    1997    1996      1998    1997    1996
-----------------------------------------------------------------------------------------------------------------------------------
Radio                       $1,459   $1,104    $554      $702    $502   $197        $469    $320    $139      $227    $176     $58
Outdoor                        434      376      --        96      73     --          73      52      --        23      21      --
-----------------------------------------------------------------------------------------------------------------------------------
Total Out-of-Home           $1,893   $1,480    $554      $798    $575   $197        $542    $372    $139      $250    $197     $58
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         EXPENDITURES FOR
                                    LONG-LIVED ASSETS                   TOTAL ASSETS                    LONG-LIVED ASSETS
                           -------------------------------   -------------------------------    -------------------------------
YEAR ENDED DECEMBER 31,         1998       1997      1996          1998      1997      1996           1998      1997      1996
-------------------------------------------------------------------------------------------------------------------------------
Radio                           $407       $230      $227       $10,276    $6,569    $6,786            $25       $10       $ 7
Outdoor                           15         12         9           522       505       476              7         5        --
-------------------------------------------------------------------------------------------------------------------------------
Total Out-of-Home               $422       $242      $236       $10,798    $7,074    $7,262            $32       $15       $ 7
-------------------------------------------------------------------------------------------------------------------------------

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



                        Infinity Broadcasting Corporation

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

The Company's operations are primarily based in the United States. However, net revenues of $161 million and $135 million in 1998 and 1997, respectively, were derived from the Company's foreign operations. The 1998 and 1997 foreign revenues were primarily attributable to TDI sales in the United Kingdom and Ireland. The Company had no foreign sales during 1996. More than 95 percent of the Company's assets are located within the United States.

Long-lived assets in the preceding table consist of equity investments, net property, plant and equipment, and long-term notes, and exclude such assets as goodwill, FCC licenses, and other intangible assets. Expenditures for long-lived assets correspond to the Company's capital expenditures.

QUARTERLY FINANCIAL DATA
(unaudited, dollars in thousands except per-share amounts)

                                                1998                                                  1997
                         ------------------------------------------------     -------------------------------------------------
                              4TH         3RD          2ND         1ST             4TH          3RD          2ND         1ST
                            QUARTER     QUARTER      QUARTER     QUARTER         QUARTER      QUARTER      QUARTER     QUARTER
-------------------------------------------------------------------------------------------------------------------------------
Net revenues               $573,414    $534,318     $455,764    $329,608        $411,802     $376,898     $378,357    $313,034
Operating expenses          393,313     377,316      314,856     265,729         287,386      278,215      271,006     271,210
Operating earnings          180,101     157,002      140,908      63,879         124,416       98,683      107,351      41,824
Net earnings                 69,226      67,261       66,877      31,442          61,662       46,654       50,655      18,658
Net earnings per share         0.10        0.10         0.10        0.04            0.09         0.06         0.07        0.03
-------------------------------------------------------------------------------------------------------------------------------



                        Infinity Broadcasting Corporation

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

The financial statements required by this item are listed under Part II, Item 8, which list is incorporated herein by reference.

(a) (3) EXHIBITS

       (23)(a)    Consent of Independent Auditors







                        Infinity Broadcasting Corporation

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th of September, 1999.


                                            INFINITY BROADCASTING CORPORATION

                                           By:     /s/ FARID SULEMAN
                                              ---------------------------------
                                                       Farid Suleman
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                       and Treasurer

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

                                            INFINITY BROADCASTING CORPORATION

                                           By:     /s/ FARID SULEMAN
                                              ---------------------------------
                                                       Farid Suleman
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                       and Treasurer

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




                        Infinity Broadcasting Corporation