Form 10-Q/A
period 1999-03-31
INFINITY BROADCASTING CORP /DE/
filed 1999-09-24
CIK 1070518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                 --------------

                                   FORM 10-Q/A
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ____________________ TO _________________

                         COMMISSION FILE NUMBER 1-14599

                                   ----------

                      INFINITY BROADCASTING CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                           13-4030071
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                     40 WEST 57TH STREET, NEW YORK, NY 10019
                     ---------------------------------------
               (Address of principal executive offices, zip code)


                                 (212) 314-9200
                     ---------------------------------------
              (Registrant's telephone number, including area code)


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



================================================================================

The Company hereby amends the following items of its Quarterly Report on Form 10-Q for the three months ended March 31, 1999 (the Original Filing). Each of the below referenced Items in Part I are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

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


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                        --------------------------------------------
                                                                                   1999                     1998
====================================================================================================================
Total revenues                                                                    $ 538,627             $ 375,117
Less agency commissions                                                             (64,892)              (45,509)
--------------------------------------------------------------------------------------------------------------------
Net revenues                                                                        473,735               329,608
--------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization                          298,574               212,267
Depreciation and amortization                                                        72,610                49,013
Corporate expenses                                                                    5,005                 4,449
--------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                            376,189               265,729
--------------------------------------------------------------------------------------------------------------------
Operating earnings                                                                   97,546                63,879
Interest expense, net                                                                (2,202)                   --
Other expense, net                                                                      (92)                  (24)
--------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                                   95,252                63,855
Income taxes                                                                        (47,627)              (32,535)
Minority interest in loss of consolidated subsidiaries                                   35                   122
--------------------------------------------------------------------------------------------------------------------
Net earnings                                                                      $  47,660             $  31,442
====================================================================================================================
Basic and diluted earnings per common share                                       $    0.06             $    0.04
====================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in thousands except share and per-share amounts)

                                                                                         (UNAUDITED)
                                                                                           MARCH 31,           DECEMBER 31,
                                                                                             1999                  1998
==========================================================================================================================
ASSETS:
    Cash and cash equivalents                                                             $   626,675          $   497,701
    Receivable (net of allowance for doubtful accounts of $31,838
       and $27,463, respectively)                                                             401,942              460,966
    Prepaid and other current assets                                                           53,290               39,206
    Deferred tax assets                                                                        29,527               19,641
--------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                    1,111,434            1,017,514
    Property and equipment, net                                                               249,735              236,584
    Goodwill, net                                                                           5,401,513            5,426,627
    FCC licenses, net                                                                       3,600,392            3,683,988
    Transit franchise agreements, net                                                         245,030              248,555
    Other assets                                                                              205,028              184,975
--------------------------------------------------------------------------------------------------------------------------
Total assets                                                                              $10,813,132          $10,798,243
==========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
    Accounts payable and accrued expenses                                                 $   216,444          $   176,430
    Accrued compensation                                                                       44,424               39,750
    Accrued interest                                                                            7,559               12,113
    Accrued income taxes                                                                       49,673                3,000
    Other current liabilities                                                                     634                  647
--------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                 318,734              231,940
    Long-term debt                                                                            398,281              523,960
    Deferred taxes                                                                          1,147,309            1,156,244
    Other noncurrent liabilities                                                               43,121               28,072
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           1,907,445            1,940,216
--------------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments
--------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, par value $0.01 (50,000,000 shares authorized, none issued)                   --                   --
    Class A common stock, par value $0.01 (2,000,000,000 shares
      authorized, 155,250,000 shares issued)                                                    1,553                1,553
    Class B common stock, par value $0.01 (2,000,000,000 shares
      authorized, 700,000,000 shares issued)                                                    7,000                7,000
    Capital in excess of par value                                                          8,805,448            8,805,448
    Accumulated earnings                                                                       91,686               44,026
--------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  8,905,687            8,858,027
--------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                $10,813,132          $10,798,243
==========================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

THREE MONTHS ENDED MARCH 31,                                                              1999                  1998
=======================================================================================================================
Cash flows from operating activities:
   Net earnings                                                                        $  47,660             $  31,442
   Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                                         72,610                49,013
    Deferred taxes                                                                           954                 1,630
    Other noncash items                                                                   (1,786)                   --
    Changes in assets and liabilities, net of acquisitions and dispositions
       (Increase) decrease in accounts receivable                                         59,024                64,104
       (Increase) decrease in other assets                                               (13,548)               (6,523)
       Increase (decrease) in accounts payable and accrued expenses                       40,014                (4,647)
       Increase (decrease) in accrued interest                                            (4,554)                   (6)
       Increase (decrease) in accrued income taxes                                        46,673                    --
       Increase (decrease) in other liabilities                                           (6,065)               (7,792)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                240,982               127,221
----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from dispositions                                                             58,750                11,831
   Business acquisitions and investments                                                 (16,326)                   --
   Deposits in acquisition trust                                                         (20,588)                   --
   Capital expenditures                                                                  (10,299)               (4,370)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                 11,537                 7,461
----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Receipts from (payments to) CBS, net                                                       --              (133,399)
   Repayment of debt                                                                    (123,545)                   --
----------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                                  (123,545)             (133,399)
----------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    128,974                 1,283
Cash and cash equivalents at beginning of period                                         497,701                22,522
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $ 626,675             $  23,805
======================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                            $  14,277             $      --
   Income taxes                                                                               --                32,535
======================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


1.   GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, the Company or Infinity) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

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

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)

                                                                                          THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                   --------------------------------
                                                                                          1999              1998
===================================================================================================================
Net revenues                                                                        $  473,735         $ 418,308
Net earnings                                                                            47,660            24,762
Net earnings per common share - basic and diluted                                         0.06              0.04
===================================================================================================================

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   (in thousands)


                                                                                   (UNAUDITED)
                                                                                     MARCH 31,      DECEMBER 31,
                                                                                          1999              1998
===================================================================================================================
Accounts payable                                                                     $  54,624        $   41,685
Accrued transit franchise payments                                                      31,870            25,562
Other                                                                                  129,950           109,183
-------------------------------------------------------------------------------------------------------------------
Total accounts payable and accrued expenses                                            216,444           176,430
===================================================================================================================

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

7. EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands, except per-share amounts)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                               ------------------------------------
                                                                                          1999               1998
===================================================================================================================
Net earnings applicable to common stock                                             $   47,660          $  31,442
-------------------------------------------------------------------------------------------------------------------
Average shares outstanding-basic                                                       855,250            700,000
Diluted effect of stock option plans                                                         1                 --
-------------------------------------------------------------------------------------------------------------------
Average shares outstanding-diluted                                                     855,251            700,000
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                                         $     0.06           $   0.04
===================================================================================================================

8. SEGMENT INFORMATION

The Company's operations are aligned into two business segments, Radio and Outdoor, which are consistent with the mediums through which the Company sells its advertising and the Company's financial reporting structure.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands)

                                            REVENUE             OPERATING EARNINGS                 EBITDA
                                 --------------------------  -------------------------  --------------------------
THREE MONTHS ENDED MARCH 31,            1999        1998           1999         1998           1999          1998
------------------------------------------------------------------------------------------------------------------

Radio                              $ 364,429   $ 238,958       $ 85,049     $ 54,106      $ 151,018      $ 97,624
Outdoor                              109,306      90,650         12,497        9,773         19,046        15,244
------------------------------------------------------------------------------------------------------------------
Total Out-of-Home                  $ 473,735   $ 329,608       $ 97,546     $ 63,879      $ 170,064      $112,868
------------------------------------------------------------------------------------------------------------------

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

Net revenues of $39 million for the three months ended March 31, 1999 were derived from the Company's foreign operations as compared to $33 million for the three months ended March 31, 1998.

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

The Company's net revenues for the three months ended March 31, 1999 were $474 million compared to $330 million for the three months ended March 31, 1998, an increase of 44%. Radio net revenues for the three months ended March 31, 1999 were $365 million compared to $239 million for the three months ended March 31, 1998, an increase of approximately 53%. Driving this increase was the continued strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for the three months ended March 31, 1999 were $109 million compared to $91 million for the three months ended March 31, 1998, an increase of approximately 21%. Driving this increase was the strong performance of the Company's outdoor advertising business and the February 1999 acquisition of Alrecon, the outdoor subsidiary of the Dutch national rail company. On a pro forma basis, the Company's net revenues for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 16%.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended March 31, 1999 were $299 million compared to $212 million for the three months ended March 31, 1998, an increase of 41%. Radio operating expenses for the three months ended March 31, 1999 were $209 million compared to $137 million for the three months ended March 31, 1998, an increase of approximately 52%. Outdoor operating expenses for the three months ended March 31, 1999 were $90 million compared to $75 million for the three months ended March 31, 1998, an increase of approximately 20%. These increases are consistent with the respective increases in net revenues during these periods. On a pro forma basis, the Company's operating expenses for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 11%. The Company's depreciation and amortization expense for the three months ended March 31, 1999 was $73 million compared to $49 million for the three months ended March 31, 1998, an increase of approximately 48%. Radio depreciation and amortization expense for the three months ended March 31, 1999 was $66 million compared to $44 million for the three months ended March 31, 1998, an increase of approximately 52%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for the three months ended March 31, 1999 was $7 million compared to $5 million for the three months ended March 31, 1998. The increase primarily represents additional depreciation and amortization expense resulting from the February 1999 acquisition of Alrecon.

The Company's operating earnings for the three months ended March 31, 1999 were $98 million compared to $64 million for the three months ended March 31, 1998, an increase of 53%. Radio operating earnings for the three months ended March 31, 1999 were $85 million compared to $54 million for the three months ended March 31, 1998, an increase of approximately 57%. Outdoor operating earnings for the three months ended March 31, 1999 were $13 million compared to $10 million for the three months ended March 31, 1998, an increase of approximately 28%. These increases were primarily attributable to the higher revenues of Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 56%.

The Company's EBITDA for the three months ended March 31, 1999 was $170 million compared to $113 million for the three months ended March 31, 1998, an increase of 51%. Radio EBITDA for the three months ended March 31, 1999 was $151 million compared to $98 million for the three months ended March 31, 1998, an increase of approximately 55%. Outdoor EBITDA for the three months ended March 31, 1999 was $19 million compared to $15 million for the three months ended March 31, 1998, an increase of approximately 25%. On a pro forma basis, the Company's EBITDA for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 increased approximately 27%.

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

Investing Activities

The Company's investing activities provided cash of $12 million during the first three months of 1999 compared to $7 million during the first three months of 1998. Cash provided during the first three months of 1999 related primarily to the net impact of cash received from radio station dispositions, cash paid for outdoor advertising acquisitions (including Alrecon), and capital expenditures.

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

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are not historical facts but rather reflect the Company's current expectations concerning future results and events. The words "believes," "expects," "intends," "plans," "anticipates," "likely," "will," and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks, uncertainties, and other factors, some of which are beyond the Company's control, that could cause actual results to differ materially from those forecast or anticipated in such forward-looking statements.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management's view only as of the date of this Report on Form 10-Q/A. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of September 1999.








                                      INFINITY BROADCASTING CORPORATION

                                      By:    /s/ FARID SULEMAN
                                      -----------------------------------------
                                                   Farid Suleman
                                          Executive Vice President, Chief
                                          Financial Officer and Treasurer