Form 10-Q/A
period 1999-06-30
INFINITY BROADCASTING CORP /DE/
filed 1999-09-24
CIK 1070518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                ----------------

                                   FORM 10-Q/A
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                                 -------------

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

The Company hereby amends the following items of its Quarterly Report on Form 10-Q for the six months ended June 30, 1999 (the Original Filing). Each of the below referenced Items in Part I are hereby amended by deleting the Items in their entirety and replacing them with the Items set forth herein. Any Items or Exhibits in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.


                                     PART I

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (unaudited, in thousands except per-share amounts)

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                     JUNE 30,
                                                                  --------------------------------------------------------
                                                                      1999          1998           1999           1998
--------------------------------------------------------------------------------------------------------------------------
Total revenues                                                      $681,957      $521,928      $1,220,584      $ 897,045
Less agency commissions                                              (84,684)      (66,164)       (149,576)      (111,673)
--------------------------------------------------------------------------------------------------------------------------
Net revenues                                                         597,273       455,764       1,071,008        785,372
--------------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization           327,575       253,509         626,149        465,776
Depreciation and amortization                                         73,928        56,926         146,538        105,939
Corporate expenses                                                     4,615         4,421           9,620          8,870
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                             406,118       314,856         782,307        580,585
--------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                   191,155       140,908         288,701        204,787
Interest expense, net                                                     79        (4,760)         (2,123)        (4,760)
Other income (expense), net                                              (41)          637            (133)           613
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                   191,193       136,785         286,445        200,640
Income taxes                                                         (91,586)      (69,694)       (139,213)      (102,229)
Minority interest in (income) loss of consolidated subsidiaries           21          (214)             56            (92)
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                        $ 99,628      $ 66,877      $  147,288      $  98,319
--------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                         $   0.12      $   0.10      $     0.17      $    0.14
--------------------------------------------------------------------------------------------------------------------------


          See Notes to the Condensed Consolidated Financial Statements.

                       INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                (in thousands except share and per-share amounts)


                                                                   (UNAUDITED)
                                                                     JUNE 30,        DECEMBER 31,
                                                                       1999              1998
-------------------------------------------------------------------------------------------------
ASSETS:
   Cash and cash equivalents                                       $    535,211      $    497,701
   Receivables (net of allowance for doubtful accounts of
      $34,645 and $27,463, respectively)                                469,230           460,966
   Prepaid and other current assets                                      56,559            39,206
   Deferred tax assets                                                   29,527            19,641
-------------------------------------------------------------------------------------------------
   Total current assets                                               1,090,527         1,017,514
   Property and equipment, net                                          249,929           236,584
   Goodwill, net                                                      5,365,519         5,426,627
   FCC licenses, net                                                  3,694,669         3,683,988
   Transit franchise agreements, net                                    241,505           248,555
   Other assets                                                         149,933           184,975
-------------------------------------------------------------------------------------------------
Total assets                                                       $ 10,792,082      $ 10,798,243
-------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Current maturities of long-term debt                            $     74,445      $        647
   Accounts payable and accrued expenses                                221,071           176,430
   Accrued compensation                                                  44,705            39,750
   Accrued interest                                                       7,433            12,113
   Accrued income taxes                                                  36,583             3,000
-------------------------------------------------------------------------------------------------
   Total current liabilities                                            384,237           231,940
   Long-term debt                                                       262,897           523,960
   Deferred taxes                                                     1,148,962         1,156,244
   Other noncurrent liabilities                                          39,430            28,072
-------------------------------------------------------------------------------------------------
Total liabilities                                                     1,835,526         1,940,216
-------------------------------------------------------------------------------------------------
Contingent liabilities and commitments
-------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, par value $0.01 (50,000,000 shares
     authorized, none issued)                                                --                --
   Class A common stock, par value $0.01 (2,000,000,000 shares
      authorized, 155,250,000 shares issued)                              1,553             1,553
   Class B common stock, par value $0.01 (2,000,000,000 shares
      authorized, 700,000,000 shares issued)                              7,000             7,000
   Capital in excess of par value                                     8,805,448         8,805,448
   Common stock held in treasury, at cost                               (48,759)               --
   Accumulated earnings                                                 191,314            44,026
-------------------------------------------------------------------------------------------------
Total stockholders' equity                                            8,956,556         8,858,027
-------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                         $ 10,792,082      $ 10,798,243
-------------------------------------------------------------------------------------------------

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)


SIX MONTHS ENDED JUNE 30,                                                              1999            1998
---------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
    Net earnings                                                                  $   147,288      $    98,319
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                   146,538          105,939
      Deferred taxes                                                                    2,607           (3,812)
      Other noncash items                                                              (3,296)              --
      Changes in assets and liabilities, net of acquisitions and dispositions
           (Increase) decrease in accounts receivable                                  (8,264)           5,937
           (Increase) decrease in other assets                                        (19,714)         (10,203)
           Increase (decrease) in accounts payable and accrued expenses                29,246           13,897
           Increase (decrease) in accrued interest                                     (4,680)           1,045
           Increase (decrease) in accrued income taxes                                 33,583               --
           Increase (decrease) in other liabilities                                    (4,468)          (8,410)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             318,840          202,712
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from dispositions                                                         58,750           11,831
    Business acquisitions                                                            (101,422)      (1,393,326)
    Capital expenditures                                                              (19,561)         (10,987)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                (62,233)      (1,392,482)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Receipts from CBS, net                                                                 --        1,777,215
    Purchase of treasury stock                                                        (34,366)              --
    Repayment of debt                                                                (184,731)        (566,576)
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                 (219,097)       1,210,639
---------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                  37,510           20,869
Cash and cash equivalents at beginning of period                                      497,701           22,522
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   535,211      $    43,391
---------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
    Interest                                                                      $    20,744      $     3,715
    Income taxes                                                                  $   103,114      $   106,041
---------------------------------------------------------------------------------------------------------------


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, the Company or Infinity) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, as amended by Form 10-Q/A. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

The Company was incorporated in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation (CBS). In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties.

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion which includes the assumption of $1.8 billion of Outdoor Systems debt. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. Outdoor Systems is the largest outdoor advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity shareholders and review of certain regulatory bodies. In connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 filing, the Company has received a second request for information from the Department of Justice, to which it is responding. The Company believes that the transaction will close in the fourth quarter of 1999.

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

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)

                                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                      --------------------------------------------------------
                                                         1999            1998          1999            1998
--------------------------------------------------------------------------------------------------------------
Net revenues                                          $  597,273     $  534,439     $1,071,008     $  952,747
Net earnings                                              99,628         66,941        147,288         91,703
Net earnings per common share - basic and diluted     $     0.12     $     0.10     $     0.17     $     0.13
--------------------------------------------------------------------------------------------------------------

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   (in thousands)

                                                      (UNAUDITED)
                                                        JUNE 30,     DECEMBER 31,
                                                          1999          1998
---------------------------------------------------------------------------------
Accounts payable                                      $   52,916     $   41,685
Accrued transit franchise payments                        28,151         25,562
Other                                                    140,004        109,183
---------------------------------------------------------------------------------
Total accounts payable and accrued expenses           $  221,071     $  176,430
---------------------------------------------------------------------------------

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

5. EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands except per-share amounts)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                ------------------------------------------------
                                                   1999        1998         1999         1998
------------------------------------------------------------------------------------------------
Net earnings applicable to common stock         $ 99,628     $ 66,877     $147,288     $ 98,319
------------------------------------------------------------------------------------------------
Average shares outstanding - basic               854,794      700,000      854,990      700,000
Diluted effect of stock option plans                 144           --           72           --
------------------------------------------------------------------------------------------------
Average shares outstanding - diluted             854,938      700,000      855,062      700,000
------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share     $   0.12     $   0.10     $   0.17     $   0.14
------------------------------------------------------------------------------------------------

6. SEGMENT INFORMATION

The Company's operations are aligned into two business segments, Radio and Outdoor, which are consistent with the mediums through which the Company sells its advertising and the Company's financial reporting structure.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands)

                                       REVENUE              OPERATING EARNINGS             EBITDA
                              -----------------------     ---------------------     ---------------------
THREE MONTHS ENDED JUNE 30,       1999         1998         1999          1998        1999         1998
----------------------------------------------------------------------------------------------------------
Radio                         $  463,154     $347,822     $167,484     $121,442     $234,382     $172,956
Outdoor                          134,119      107,942       23,671       19,466       30,660       25,515
----------------------------------------------------------------------------------------------------------
Total Out-of-Home             $  597,273     $455,764     $191,155     $140,908     $265,042     $198,471
----------------------------------------------------------------------------------------------------------

                                       REVENUE              OPERATING EARNINGS            EBITDA
                              -----------------------     ---------------------     ---------------------
SIX MONTHS ENDED JUNE 30,       1999         1998         1999          1998        1999         1998
----------------------------------------------------------------------------------------------------------
Radio                         $  827,583     $586,780     $252,533     $175,548     $385,400     $270,580
Outdoor                          243,425      198,592       36,168       29,239       49,706       40,759
----------------------------------------------------------------------------------------------------------
Total Out-of-Home             $1,071,008     $785,372     $288,701     $204,787     $435,106     $311,339
----------------------------------------------------------------------------------------------------------

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

Net revenues of $52 million and $91 million for the three months and six months ended June 30, 1999, respectively, were derived from the Company's foreign operations, compared to $41 million and $74 million for the corresponding periods of 1998.

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

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion which includes the assumption of $1.8 billion of Outdoor Systems debt. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. Outdoor Systems is the largest outdoor advertising company in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The consummation of the merger is subject to certain conditions, including approval by Outdoor Systems and Infinity shareholders and review of certain regulatory bodies. In connection with the Hart-Scott-Rodino Antitrust Improvements Act of 1976 filing, the Company has received a second request for information from the Department of Justice, to which it is responding. The Company believes that the transaction will close in the fourth quarter of 1999.

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

The Company's net revenues for the three months ended June 30, 1999 were $597 million compared to $456 million for the three months ended June 30, 1998, an increase of approximately 31%. Radio net revenues for the three months ended June 30, 1999 were $463 million compared to $348 million for the three months ended June 30, 1998, an increase of approximately 33%. Driving this increase was the continued strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for the three months ended June 30, 1999 were $134 million compared to $108 million for the three months ended June 30, 1998, an increase of approximately 24%. Driving this increase was the strong performance of the Company's outdoor advertising business and the February 1999 acquisition of Alrecon, the outdoor subsidiary of the Dutch national rail company. On a pro forma basis, the Company's net revenues for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 15%.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended June 30, 1999 were $328 million compared to $254 million for the three months ended June 30, 1998, an increase of approximately 29%. Radio operating expenses for the three months ended June 30, 1999 were $224 million compared to $171 million for the three months ended June 30, 1998, an increase of approximately 31%. Outdoor operating expenses for the three months ended June 30, 1999 were $104 million compared to $83 million for the three months ended June 30, 1998, an increase of approximately 24%. These increases were primarily attributable to the higher revenues generated by Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating expenses for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 12%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. The Company's depreciation and amortization expense for the three months ended June 30, 1999 was $74 million compared to $57 million for the three months ended June 30, 1998, an increase of approximately 30%. Radio depreciation and amortization expense for the three months ended June 30, 1999 was $67 million compared to $51 million for the three months ended June, 1998, an increase of approximately 31%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for the three months ended June 30, 1999 was $7 million compared to $6 million for the three months ended June 30, 1998. The increase primarily represents additional depreciation and amortization expense resulting from the February 1999 acquisition of Alrecon.

The Company's operating earnings for the three months ended June 30, 1999 were $191 million compared to $141 million for the three months ended June 30, 1998, an increase of approximately 36%. Radio operating earnings for the three months ended June 30, 1999 were $167 million compared to $122 million for the three months ended June 30, 1998, an increase of approximately 38%. Outdoor operating earnings for the three months ended June 30, 1999 were $24 million compared to $19 million for the three months ended June 30, 1998, an increase of approximately 22%. These increases were primarily attributable to the higher revenues of Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 29%.

The Company's EBITDA for the three months ended June 30, 1999 was $265 million compared to $198 million for the three months ended June 30, 1998, an increase of approximately 34%. Radio EBITDA for the three months ended June 30, 1999 was $234 million compared to $173 million for the three months ended June 30, 1998, an increase of approximately 36%. Outdoor EBITDA for the three months ended June 30, 1999 was $31 million compared to $25 million for the three months ended June 30, 1998, an increase of approximately 20%. On a pro forma basis, the Company's EBITDA for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 increased approximately 20%.

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

The Company's net revenues for the six months ended June 30, 1999 were $1,071 million compared to $785 million for the six months ended June 30, 1998, an increase of approximately 36%. Radio net revenues for the six months ended June 30, 1999 were $828 million compared to $587 million for the six months ended June 30, 1998, an increase of approximately 41%. Driving this increase was the continued strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for the six months ended June 30, 1999 were $243 million compared to $198 million for the six months ended June 30, 1998, an increase of approximately 23%. Driving this increase was the strong performance of the Company's outdoor advertising business and the February 1999 acquisition of Alrecon. On a pro forma basis, the Company's net revenues for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 15%.

The Company's operating expenses excluding depreciation and amortization expense for the six months ended June 30, 1999 were $626 million compared to $466 million for the six months ended June 30, 1998, an increase of approximately 34%. Radio operating expenses for the six months ended June 30, 1999 were $432 million compared to $308 million for the six months ended June 30, 1998, an increase of approximately 41%. Outdoor operating expenses for the six months ended June 30, 1999 were $194 million compared to $158 million for the six months ended June 30, 1998, an increase of approximately 22%. These increases were primarily attributable to the higher revenues generated by Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating expenses for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 11%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. The Company's depreciation and amortization expense for the six months ended June 30, 1999 was $147 million compared to $106 million for the six months ended June 30, 1998, an increase of approximately 38%. Radio depreciation and amortization expense for the six months ended June 30, 1999 was $133 million compared to $95 million for the six months ended June, 1998, an increase of approximately 40%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for the six months ended June 30, 1999 was $14 million compared to $11 million for the six months ended June 30, 1998. The increase primarily represents additional depreciation and amortization expense resulting from the February 1999 acquisition of Alrecon.

The Company's operating earnings for the six months ended June 30, 1999 were $289 million compared to $205 million for the six months ended June 30, 1998, an increase of approximately 41%. Radio operating earnings for the six months ended June 30, 1999 were $253 million compared to $176 million for the six months ended June 30, 1998, an increase of approximately 44%. Outdoor operating earnings for the six months ended June 30, 1998 were $36 million compared to $29 million for the six months ended June 30, 1998, an increase of approximately 24%. These increases were primarily attributable to the higher revenues of Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 37%.

The Company's EBITDA for the six months ended June 30, 1999 was $435 million compared to $311 million for the six months ended June 30, 1998, an increase of approximately 40%. Radio EBITDA for the six months ended June 30, 1999 was $385 million compared to $270 million for the six months ended June 30, 1998, an increase of approximately 42%. Outdoor EBITDA for the six months ended June 30, 1999 was $50 million compared to $41 million for the six months ended June 30, 1998, an increase of approximately 22%. On a pro forma basis, the Company's EBITDA for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 increased approximately 23%.

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

During the first quarter of 1999, the Company acquired Alrecon, the outdoor subsidiary of the Dutch national rail company, for $34 million in cash. On April 30, 1999, the Company acquired two radio stations in Tampa, Florida and one in Cleveland, Ohio from Clear Channel Communications for $123 million in cash. These acquisitions were funded by a combination of cash on hand and cash held in acquisition trust.

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