Form 10-Q
period 1999-09-30
INFINITY BROADCASTING CORP /DE/
filed 1999-11-15
CIK 1070518

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                ----------------

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                         COMMISSION FILE NUMBER 1-14599

                                ----------------

                        INFINITY BROADCASTING CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    13-4030071
------------------------------------        ------------------------------------
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


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

AT OCTOBER 31, 1999, 137,788,800 SHARES OF CLASS A COMMON STOCK AND 700,000,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING.

================================================================================

                        INFINITY BROADCASTING CORPORATION
                                      INDEX
                        ---------------------------------


                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements                                     3

          Condensed Consolidated Statement of Earnings                      3

          Condensed Consolidated Balance Sheet                              4

          Condensed Consolidated Statement of Cash Flows                    5

          Notes to the Condensed Consolidated Financial Statements          6


          Item 2.  Management's Discussion and Analysis of Financial        9
                   Condition and Results of Operations



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                       16

          Item 6.  Exhibits and Reports on Form 8-K                        16



SIGNATURE                                                                  20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
               (unaudited, in thousands except per-share amounts)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                             -----------------------------------------------------
                                                                1999         1998          1999            1998
==================================================================================================================
Total revenues                                               $ 705,331    $ 609,966    $ 1,925,915    $ 1,507,011
Less agency commissions                                        (86,615)     (75,648)      (236,191)      (187,321)
------------------------------------------------------------------------------------------------------------------
Net revenues                                                   618,716      534,318      1,689,724      1,319,690
------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization     332,733      301,731        958,882        767,507
Depreciation and amortization                                   72,992       71,310        219,530        177,249
Corporate expenses                                               4,498        4,275         14,118         13,145
------------------------------------------------------------------------------------------------------------------
Total operating expenses                                       410,223      377,316      1,192,530        957,901
------------------------------------------------------------------------------------------------------------------
Operating earnings                                             208,493      157,002        497,194        361,789
Interest income (expense), net                                     242      (17,278)        (1,881)       (22,038)
Other income, net                                                  545        1,705            412          2,318
------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest             209,280      141,429        495,725        342,069
Income taxes                                                   (97,743)     (73,729)      (236,956)      (175,958)
Minority interest in income of consolidated subsidiaries           (69)        (439)           (13)          (531)
------------------------------------------------------------------------------------------------------------------
Net earnings                                                 $ 111,468    $  67,261    $   258,756    $   165,580
==================================================================================================================
Basic and diluted earnings per common share                  $    0.13    $    0.10    $      0.30    $      0.24
==================================================================================================================


          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands except per-share amounts)



                                                                                    (UNAUDITED)
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                           1999              1998
===================================================================================================================
ASSETS:
   Cash and cash equivalents                                                       $    129,099      $    497,701
   Receivables (net of allowance for doubtful accounts
     of $27,318 and $27,463, respectively)                                              504,651           460,966
   Prepaid and other current assets                                                      68,730            39,206
   Deferred tax assets                                                                   29,527            19,641
-------------------------------------------------------------------------------------------------------------------
   Total current assets                                                                 732,007         1,017,514
   Property and equipment, net                                                          250,407           236,584
   Goodwill, net                                                                      5,367,900         5,426,627
   FCC licenses, net                                                                  3,670,457         3,683,988
   Transit franchise agreements, net                                                    237,980           248,555
   Other assets                                                                         191,815           184,975
-------------------------------------------------------------------------------------------------------------------
Total assets                                                                       $ 10,450,566      $ 10,798,243
===================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
   Accounts payable and accrued expenses                                           $    236,655      $    177,077
   Accrued compensation                                                                  53,970            39,750
   Accrued interest                                                                       5,796            12,113
   Accrued income taxes                                                                  28,361             3,000
-------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                            324,782           231,940
   Long-term debt                                                                       248,238           523,960
   Deferred taxes                                                                     1,153,365         1,156,244
   Other noncurrent liabilities                                                          60,060            28,072
-------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     1,786,445         1,940,216
-------------------------------------------------------------------------------------------------------------------
Contingent liabilities and commitments
-------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock, par value $0.01 (50,000 shares authorized, none issued)                  --                --
   Class A common stock, par value $0.01 (2,000,000 shares
      authorized, 155,250 shares issued)                                                  1,553             1,553
   Class B common stock, par value $0.01 (2,000,000 shares
      authorized, 700,000 shares issued)                                                  7,000             7,000
   Capital in excess of par value                                                     8,805,448         8,805,448
   Accumulated earnings                                                                 302,782            44,026
   Common stock held in treasury, at cost                                              (452,662)               --
-------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                            8,664,121         8,858,027
-------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                         $ 10,450,566      $ 10,798,243
===================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)


NINE MONTHS ENDED SEPTEMBER 30,                                                             1999              1998
=====================================================================================================================
Cash flows from operating activities:
    Net earnings                                                                     $   258,756       $   165,580
    Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                                      219,530           177,249
      Deferred taxes                                                                       7,010             2,920
      Other noncash items                                                                 (4,616)           (4,033)
      Changes in assets and liabilities, net of acquisitions and dispositions
           Increase in accounts receivable                                               (41,922)          (12,373)
           Increase in other assets                                                      (37,682)           (4,305)
           Increase (decrease) in accounts payable and accrued expenses                   39,279            (5,820)
           Increase (decrease) in accrued interest                                        (6,317)           11,006
           Increase in accrued income taxes                                               25,361                --
           Decrease in other liabilities                                                  (1,855)          (13,807)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                457,544           316,417
---------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds from dispositions                                                           58,750            56,731
     Business acquisitions                                                              (145,043)       (1,434,634)
     Capital expenditures                                                                (29,371)          (19,793)
---------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (115,664)       (1,397,696)
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Receipts from CBS, net                                                                    --         1,768,084
    Purchase of treasury stock                                                          (438,716)               --
    Repayment of debt                                                                   (271,766)         (635,031)
---------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                    (710,482)        1,133,053
---------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                        (368,602)           51,774
Cash and cash equivalents at beginning of period                                         497,701            22,522
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $   129,099       $    74,296
=====================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
     Interest                                                                        $    27,527       $    16,714
     Income taxes                                                                    $   205,206       $   173,038
=====================================================================================================================

          See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------


1.    GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, the Company or Infinity) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedule, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended by Form 10-K/A, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999, as amended by the respective Forms 10-Q/A. Certain previously reported amounts have been reclassified to conform to the 1999 presentation.

The Company was incorporated in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation (CBS). In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties.

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.8 billion of Outdoor Systems debt. Outdoor Systems is one of the largest outdoor advertising companies in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. On November 4, 1999, the Outdoor Systems and Infinity shareholders approved the transaction, which is expected to close during November 1999, subject to certain closing conditions as set forth in the merger agreement. This transaction will be accounted for by the purchase method of accounting.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio and outdoor properties by CBS have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the radio operations of CBS Inc. in November 1995, (b) Infinity Media Corporation (formerly Infinity Broadcasting Corporation) and subsidiaries, which includes TDI Worldwide, Inc. (TDI), (collectively, Old Infinity), on December 31, 1996, and (c) the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) in June 1998. The operating results for the acquired entities have been included in the Company's Condensed Consolidated Statement of Earnings from their respective dates of acquisition. See note 2 to the condensed consolidated financial statements.

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

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
   (in thousands)

                                                             (UNAUDITED)
                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                     1999               1998
   ==========================================================================================
   Accounts payable                                             $  51,825          $  41,685
   Accrued transit franchise payments                              33,660             25,562
   Other                                                          151,170            109,830
   ------------------------------------------------------------------------------------------
   Total accounts payable and accrued expenses                  $ 236,655          $ 177,077
   ==========================================================================================

4. RELATED PARTY TRANSACTIONS

In connection with the formation and capitalization of the Company discussed in note 1, the Company entered into an intercompany agreement with CBS. The Company utilizes certain executive and other services provided by CBS or its subsidiaries. Certain officers of CBS serve as officers of the Company. Additional services provided by CBS include, among others, certain financial and administrative services. For the three and nine months ended September 30, 1999, allocated expenses in the approximate amounts of $1.6 million and $5.1 million, respectively, were included in the Condensed Consolidated Statement of Earnings of the Company. During the same periods in 1998, allocated expenses totaled $2.4 million and $5.4 million, respectively.

5. EARNINGS PER COMMON SHARE

The Company adopted SFAS No. 128 "Earnings per Share" which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands except per-share amounts)

                                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                 ------------------------- ---------------------------
                                                                        1999         1998          1999         1998
   ===================================================================================================================
   Net earnings applicable to common stock                        $  111,468   $   67,261   $   258,756    $   165,580
----------------------------------------------------------------------------------------------------------------------
   Average shares outstanding - basic                                846,261      700,000       851,654        700,000
   Diluted effect of stock option plans                                  202           --           116             --
   -------------------------------------------------------------------------------------------------------------------
   Average shares outstanding - diluted                              846,463      700,000       851,770        700,000
   -------------------------------------------------------------------------------------------------------------------
   Basic and diluted earnings per common share                    $     0.13   $     0.10   $      0.30    $      0.24
   ===================================================================================================================

6. SEGMENT INFORMATION

The Company's operations are aligned into two business segments, Radio and Outdoor, which are consistent with the mediums through which the Company sells its advertising and the Company's financial reporting structure.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands)


                                                  REVENUE             OPERATING EARNINGS              EBITDA
                                         -------------------------- ------------------------  -----------------------
    THREE MONTHS ENDED SEPTEMBER 30,          1999         1998         1999         1998        1999        1998
   ==================================================================================================================
    Radio                                   $ 476,790    $ 419,151     $ 178,865   $ 133,794   $ 245,410   $ 201,009
    Outdoor                                   141,926      115,167        29,628      23,208      36,620      29,008
   ------------------------------------------------------------------------------------------------------------------
    Total Out-of-Home                       $ 618,716    $ 534,318     $ 208,493   $ 157,002   $ 282,030   $ 230,017
   ==================================================================================================================


                                                  REVENUE             OPERATING EARNINGS              EBITDA
                                         -------------------------- ------------------------  -----------------------
    NINE MONTHS ENDED SEPTEMBER 30,          1999          1998         1999        1998         1999        1998
   ==================================================================================================================
    Radio                                  $1,304,373   $1,005,931     $ 431,398   $ 309,342   $ 630,810   $ 471,589
    Outdoor                                   385,351      313,759        65,796      52,447      86,326      69,767
   ------------------------------------------------------------------------------------------------------------------
    Total Out-of-Home                      $1,689,724   $1,319,690     $ 497,194   $ 361,789   $ 717,136   $ 541,356
   ==================================================================================================================

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

Net revenues of $51 million and $142 million for the three and nine months ended September 30, 1999, respectively, were derived from the Company's foreign operations, compared to $43 million and $117 million for the corresponding periods of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) was formed in September 1998 as a wholly-owned subsidiary of CBS Corporation (CBS) to own and operate its radio and outdoor advertising segment. The radio broadcasting properties and TDI Worldwide, Inc. (TDI), one of the largest outdoor advertising companies in the United States, comprise the Company's out-of-home media business focusing on providing advertising to targeted demographic audiences outside the consumer's home.

In December 1998, the Company completed an initial public offering of 155,250,000 shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power.

On May 27, 1999, the Company entered into an agreement to acquire Outdoor Systems, Inc. (Outdoor Systems) for approximately $8.7 billion, which includes the assumption of $1.8 billion of Outdoor Systems debt. Outdoor Systems is one of the largest outdoor advertising companies in North America, operating bulletin, poster, mall and transit advertising display faces in the United States, Canada, and Mexico. The terms of the agreement call for each Outdoor Systems common share to be exchanged for 1.25 shares of Infinity Class A common stock. On November 4, 1999, the Outdoor Systems and Infinity shareholders approved the transaction, which is expected to close during November 1999, subject to certain closing conditions as set forth in the merger agreement. This transaction will be accounted for by the purchase method of accounting.

During the second and third quarters of 1999, CBS Corporation closed on a number of strategic investments focused on growing its Internet-based operations. CBS received an equity interest in these Internet companies, in exchange for future advertising and promotional time on CBS's and Infinity's properties. During the fourth quarter of 1999, Infinity expects to enter into a definitive agreement with CBS regarding Infinity's economic interest in certain CBS Internet investments.

The condensed consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include (a) the November 1995 acquisition of the radio operations of CBS Inc. for $1.2 billion of cash, (b) the December 31, 1996 acquisition of Infinity Media Corporation (formerly known as Infinity Broadcasting Corporation) and subsidiaries, which includes TDI (collectively, Old Infinity), for $4.7 billion, consisting of $3.8 billion of CBS's common stock and $0.9 billion of debt that was repaid immediately prior to the acquisition, and (c) the June 1998 acquisition of the radio operations of CBS Radio, Inc. and subsidiaries (formerly American Radio Systems Corporation) (American Radio) for $1.4 billion of cash plus the assumption of debt with a fair value of approximately $1.3 billion. See note 2 to the condensed consolidated financial statements.

The Condensed Consolidated Statement of Earnings and Condensed Consolidated Statement of Cash Flows for the three and nine months ended September 30, 1998 are not necessarily indicative of the results of operations and cash flows that would have resulted had the Company actually operated as a separate, stand-alone entity.

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

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company's net revenues for the three months ended September 30, 1999 were $619 million compared to $534 million for the three months ended September 30, 1998, an increase of approximately 16%. Radio net revenues for the three months ended September 30, 1999 were $477 million compared to $419 million for the three months ended September 30, 1998, an increase of approximately 14%. This increase was due primarily to higher advertising rates at the Company's radio stations. Outdoor net revenues for the three months ended September 30, 1999 were $142 million compared to $115 million for the three months ended September 30, 1998, an increase of approximately 23%. Driving this increase was the strong performance of TDI, the Company's outdoor advertising business, and the February 1999 acquisition of Alrecon, the outdoor subsidiary of the Dutch national rail company.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended September 30, 1999 were $333 million compared to $302 million for the three months ended September 30, 1998, an increase of approximately 10%. Radio operating expenses for the three months ended September 30, 1999 were $228 million compared to $215 million for the three months ended September 30, 1998, an increase of approximately 6%. Outdoor operating expenses for the three months ended September 30, 1999 were $105 million compared to $87 million for the three months ended September 30, 1998, an increase of approximately 22%. These increases were primarily attributable to the higher revenues generated by Radio and Outdoor. Operating expenses did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed.

The Company's depreciation and amortization expense for the three months ended September 30, 1999 was $73 million compared to $71 million for the three months ended September 30, 1998, an increase of approximately 2%. Radio depreciation and amortization expense remained flat at approximately $66 million for the three months ended September 30, 1999 and 1998. Outdoor depreciation and amortization expense for the three months ended September 30, 1999 was $7 million compared to $5 million for the three months ended September 30, 1998. The increase primarily represents additional depreciation and amortization expense resulting from the February 1999 acquisition of Alrecon.

The Company's operating earnings for the three months ended September 30, 1999 were $208 million compared to $157 million for the three months ended September 30, 1998, an increase of approximately 33%. Radio operating earnings for the three months ended September 30, 1999 were $179 million compared to $134 million for the three months ended September 30, 1998, an increase of approximately 34%. Outdoor operating earnings for the three months ended September 30, 1999 were $29 million compared to $23 million for the three months ended September 30, 1998, an increase of approximately 28%. These increases were primarily attributable to the higher revenues of Radio and Outdoor.

The Company's EBITDA for the three months ended September 30, 1999 was $282 million compared to $230 million for the three months ended September 30, 1998, an increase of approximately 23%. Radio EBITDA for the three months ended September 30, 1999 was $245 million compared to $201 million for the three months ended September 30, 1998, an increase of approximately 22%. Outdoor EBITDA for the three months ended September 30, 1999 was $37 million compared to $29 million for the three months ended September 30, 1998, an increase of approximately 26%. These increases were primarily attributable to the higher revenues generated by Radio and Outdoor.

Income taxes for the three months ended September 30, 1999 were $98 million compared to $74 million for the three months ended September 30, 1998. The effective tax rate was 47% for the three months ended September 30, 1999 compared to 52% for the three months ended September 30, 1998. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions. The decrease in the effective tax rate is due to the Company's higher operating earnings.

Net earnings for the three months ended September 30, 1999 totaled $111 million compared to $67 million for the three months ended September 30, 1998, an increase of 66%.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

Certain discussions below provide a comparison of actual results with pro forma results. For the nine months ended September 30, 1999 and 1998 comparisons, pro forma results were determined as if the acquisition of American Radio and related station divestitures and exchanges, as well as TDI's acquisition of Alrecon, had occurred on January 1, 1998.

The Company's net revenues for the nine months ended September 30, 1999 were $1,690 million compared to $1,320 million for the nine months ended September 30, 1998, an increase of approximately 28%. Radio net revenues for the nine months ended September 30, 1999 were $1,304 million compared to $1,006 million for the nine months ended September 30, 1998, an increase of approximately 30%. Driving this increase was the continued strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for the nine months ended September 30, 1999 were $386 million compared to $314 million for the nine months ended September 30, 1998, an increase of approximately 23%. Driving this increase was the strong performance of the Company's outdoor advertising business and the February 1999 acquisition of Alrecon. On a pro forma basis, the Company's net revenues for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 increased approximately 16%.

The Company's operating expenses excluding depreciation and amortization expense for the nine months ended September 30, 1999 were $959 million compared to $768 million for the nine months ended September 30, 1998, an increase of approximately 25%. Radio operating expenses for the nine months ended September 30, 1999 were $660 million compared to $523 million for the nine months ended September 30, 1998, an increase of approximately 26%. Outdoor operating expenses for the nine months ended September 30, 1999 were $299 million compared to $245 million for the nine months ended September 30, 1998, an increase of approximately 22%. These increases were primarily attributable to the higher revenues generated by Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating expenses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 increased approximately 11%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed.

The Company's depreciation and amortization expense for the nine months ended September 30, 1999 was $220 million compared to $177 million for the nine months ended September 30, 1998, an increase of approximately 24%. Radio depreciation and amortization expense for the nine months ended September 30, 1999 was $199 million compared to $160 million for the nine months ended September 30, 1998, an increase of approximately 24%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for the nine months ended September 30, 1999 was $21 million compared to $17 million for the nine months ended September 30, 1998, an increase of approximately 23%. The increase primarily represents additional depreciation and amortization expense resulting from the February 1999 acquisition of Alrecon.

The Company's operating earnings for the nine months ended September 30, 1999 were $497 million compared to $362 million for the nine months ended September 30, 1998, an increase of approximately 37%. Radio operating earnings for the nine months ended September 30, 1999 were $431 million compared to $309 million for the nine months ended September 30, 1998, an increase of approximately 39%. Outdoor operating earnings for the nine months ended September 30, 1998 were $66 million compared to $53 million for the nine months ended September 30, 1998, an increase of approximately 25%. These increases were primarily attributable to the higher revenues of Radio and Outdoor, as well as Radio's June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 increased approximately 35%.

The Company's EBITDA for the nine months ended September 30, 1999 was $717 million compared to $541 million for the nine months ended September 30, 1998, an increase of approximately 32%. Radio EBITDA for the nine months ended September 30, 1999 was $631 million compared to $471 million for the nine months ended September 30, 1998, an increase of approximately 34%. Outdoor EBITDA for the nine months ended September 30, 1999 was $86 million compared to $70 million for the nine months ended September 30, 1998, an increase of approximately 24%. On a pro forma basis, the Company's EBITDA for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 increased approximately 23%.

Income taxes for the nine months ended September 30, 1999 were $237 million compared to $176 million for the nine months ended September 30, 1998. The effective tax rate was 48% for the nine months ended September 30, 1999 compared to 51% for the nine months ended September 30, 1998. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions. The decrease in the effective tax rate is due to the Company's higher operating earnings.

Net earnings for the nine months ended September 30, 1999 totaled $259 million compared to $166 million for the nine months ended September 30, 1998, an increase of approximately 56%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry. The Company's revenue is typically lowest in the first quarter and highest in the second and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At September 30, 1999, the Company's cash and cash equivalents totaled $129 million. Management expects that because of the Company's strong cash position, it will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuances of equity securities.

OPERATING ACTIVITIES

The Company's operating activities provided $458 million of cash during the first nine months of 1999 compared to $316 million during the first nine months of 1998. The increase relates primarily to the improved operating results during the first nine months of 1999. Subsequent to the Company's initial public offering in December 1998, income taxes are paid pursuant to the terms of the tax sharing agreement between the Company and CBS.

INVESTING ACTIVITIES

The Company's investing activities used cash of $116 million during the first nine months of 1999 compared to $1,398 million during the first nine months of 1998. Cash used during the first nine months of 1999 related primarily to the net impact of acquisitions, dispositions, and capital expenditures. In June 1998, the Corporation completed the acquisition of the radio broadcasting operations of American Radio for $1.4 billion in cash plus the assumption of debt with fair value of approximately $1.3 billion.

During the first quarter of 1999, the Company acquired Alrecon, the outdoor subsidiary of the Dutch national rail company, for $34 million in cash. On April 30, 1999, the Company acquired two radio stations in Tampa, Florida and one in Cleveland, Ohio from Clear Channel Communications for $123 million in cash. In August 1999, the Company acquired Spark Services, Inc. from Cendent Corporation for approximately $35 million in cash. These acquisitions were funded by a combination of cash on hand and cash held in an acquisition trust.

The Company's capital expenditures totaled $29 million for the first nine months of 1999 compared to $20 million for the first nine months of 1998. The Company's business does not require substantial investment of capital. The increase in capital expenditures during the first nine months of 1999 was due primarily to the incremental expenditures incurred on the American Radio stations, which were acquired in June 1998.

FINANCING ACTIVITIES

Cash used for financing activities totaled $710 million during the first nine months of 1999 compared to $1,133 million provided during the first nine months of 1998. Cash used for financing activities during the first nine months of 1999 related to the Company's repayment of outstanding debt and the repurchase of its common stock. Cash provided by financing activities during the first nine months of 1998 reflects contributions from CBS for the American Radio acquisition, offset by cash earnings generated by the Company and debt repurchases.

On June 17, 1999, the Company announced that its board of directors had authorized the purchase of up to $500 million of its class A common stock. As of October 31, 1999, 17.5 million shares were repurchased at a cost of approximately $479 million.

Effective November 2, 1999, the Company has the ability to borrow up to $1.5 billion under CBS's revolving credit agreement, which expires on August 29, 2001. The Company had no borrowings outstanding under this facility at September 30, 1999. CBS is in the process of amending its credit agreement to allocate $1.5 billion of the facility to the Company for its exclusive use.

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

To address the Year 2000 issue, the Company has undertaken efforts to identify, modify or replace, and test systems that may not be Year 2000 compliant. The Company estimates its cost to achieve Year 2000 compliance to be approximately $5 million, substantially all of which has been incurred to date. CBS has incurred additional costs of approximately $2 million on behalf of the Company to ensure compliance of the management information systems infrastructure. Approximately 60% of the total expenditures relate to the replacement of existing systems. The Company has funded these costs through its cash flows from operations. Such costs are expensed as incurred.

The Company's centrally managed critical systems are currently Year 2000 compliant or will be replaced by Year 2000 compliant applications early in the fourth quarter of 1999. The Company has implemented Year 2000 procedures and guidelines for individual radio stations, and 98% of high-risk radio assets have been remediated and tested. The Company believes it is substantially Year 2000 compliant at the end of the third quarter and expects to test all radio systems and reach full compliance early in the fourth quarter of 1999.

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

Although the Company believes that it will complete its Year 2000 effort and will be compliant on time, there can be no assurances that this will occur. The Company has developed contingency plans to ensure continued business operations in case of Year 2000 related disruptions. The Company has set up a center to monitor performance, identify and prioritize issues, and communicate with its senior management team throughout the most critical crossover period. The Company also believes that, based on its current plan of identifying and scheduling the required personnel and its ability to secure additional equipment necessary to meet mission-critical business processes, it will be adequately prepared for contingency measures, if needed.

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

REGULATORY MATTERS

CBS has received, in the past, numerous permanent and temporary conditional waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers were subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the Federal Communications Commission (FCC) rule restricting common ownership in the same market of radio and television stations (formerly known as the "one-to-a-market" rule).

Recently, the FCC issued its Report and Order with respect to this pending rulemaking. The Order adopts a radio/television cross-ownership rule, which allows a single party to own in a market (a) up to two television stations (if permitted by the FCC's television duopoly rule) and up to six radio stations or
(b) one television station and seven radio stations, in both instances under certain circumstances.

Under the Report and Order, CBS is to submit within sixty days of the Order a showing as to its compliance or non-compliance with the revised rule in those markets where it currently has temporary, conditional waivers. CBS anticipates being able to demonstrate compliance in all markets other than Los Angeles, Chicago and Dallas-Fort Worth, in each of which the Company has attributable interests in eight radio stations and CBS has interest in one television station, and in Washington, D.C./Baltimore, where CBS and the Company have attributable interests in one television station and eleven radio stations. As to those four markets, the Report and Order provides that the FCC will continue the temporary waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and CBS and the Company will have an opportunity to demonstrate that the continued ownership of radio stations in these markets in excess of the limits set by the rules would serve the public interest.

In connection with the merger of Viacom Inc. (Viacom) and CBS, which was announced on September 7, 1999, FCC approval will be requested on November 16, 1999 for the transfer of control to Viacom of the television licenses held by CBS and the radio licenses currently held by the Company. The combined company will be required to divest some of its broadcasting assets in order to obtain such FCC approval. In particular, the combined company would not be permitted to continue the temporary conditional waivers of the radio/television cross-ownership rule until 2004, and the addition of certain Viacom television stations will obligate the combined company to divest additional radio stations. In total, subject to clarification of the radio/television cross-ownership rule as it applies to circumstances in which radio stations are located in a separate Designated Market Area (DMA) from a commonly-owned television station, which is the case in Washington, D.C./Baltimore and Sacramento, the combined company may be required to divest as many as ten radio stations (Los Angeles (1), Chicago (1), Dallas (2), Washington, D.C./Baltimore (4) and Sacramento (2)) in order to comply with the radio/television cross-ownership rule.

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS may request deferred enforcement of FCC rules or seek other regulatory relief.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)   EXHIBITS

3.    CERTIFICATE OF INCORPORATION AND BY-LAWS.

3.1 Restated Certificate of Incorporation of the Company as of December 14, 1998 is incorporated by reference to Exhibit 3.1 to the report on Form 10-Q for the quarter ended June 30, 1999.

3.2 Restated By-Laws of the Company as of December 14, 1998 are incorporated by reference to Exhibit 3.2 to the report on Form 10-Q for the quarter ended June 30, 1999.

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

10.15* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to July 28, 1999.

10.16* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to July 28, 1999.

10.17*  1998 Long-Term Incentive Plan of the Company, as amended to April 1,
        1999.

10.18* Executive Annual Incentive Plan of the Company is incorporated by reference to Exhibit 10.18 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

10.19*  The CBS Corporation Annual Performance Plan, as amended to July 28,
        1999.

10.20*  The Westinghouse Executive Pension Plan, as amended to July 28, 1999.

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

10.29 Amendment No.1, dated July 15, 1999, to the Stockholders Agreement, dated May 27, 1999, among the Company and the stockholders named in the agreement, is incorporated herein by reference to Exhibit 2.4 to the Company's Registration Statement No. 333-88363 on Form S-4, filed with the Securities and Exchange Commission on October 4, 1999.

10.30 Voting Agreement, dated May 27, 1999, between CBS Broadcasting Inc. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit
        99.3 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

27.     FINANCIAL DATA SCHEDULE.

27.1    Financial Data Schedule.

---------------
* Identifies management contract or compensatory plan or arrangement.

B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Item 5), filed with the Securities and Exchange Commission on September 13, 1999, announcing that Bruce S. Gordon was elected as a member of the Company's board of directors.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of November 1999.



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