Form 10-K405
period 1999-12-31
INFINITY BROADCASTING CORP /DE/
filed 2000-03-28
CIK 1070518

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

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ____________________

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

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
------------------------------------------------ ------------------------------------------------

Class A Common Stock, par value $.01 per Share   New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Infinity Broadcasting Corporation had 392,340,072 shares of Class A common stock and 700,000,000 shares of Class B common stock outstanding at February 29, 2000. As of that date, the aggregate market value of common stock held by non-affiliates was $12,530 million for Class A and $0 million for Class B.

DOCUMENT INCORPORATED BY REFERENCE INTO THE PARTS OF THIS REPORT INDICATED:

1. Portions of Infinity Broadcasting Corporation's Notice of 2000 Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (the Proxy Statement). (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The terms "Infinity" and "Company" as used in this Report on Form 10-K refer to Infinity Broadcasting Corporation and its consolidated subsidiaries unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS.

GENERAL

Infinity Broadcasting Corporation is one of the largest radio broadcasting and outdoor advertising companies in the United States, as well as the largest outdoor advertising company in North America. The Company's operations are focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Company's strategy is to generally acquire out-of-home media properties in the largest markets.

The Company was formed in September 1998 to own and operate the radio and outdoor advertising business of CBS Corporation and its subsidiaries (CBS). In December 1998, the Company completed an initial public offering of approximately 155 million shares of its Class A common stock (the IPO), resulting in gross proceeds of approximately $3.2 billion. At December 31, 1999, CBS beneficially owned 100% of the Company's Class B common stock, representing 64.3% of the Company's equity ownership and 90.0% of the combined voting power of Infinity's Class A and Class B common stock, on a fully diluted basis. In December 1996, CBS acquired Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity). On June 4, 1998, CBS acquired the radio broadcasting operations of American Radio Systems Corporation (American Radio), now known as CBS Radio Inc. Both Old Infinity and American Radio were publicly traded companies prior to their respective acquisitions by CBS. Prior to the IPO, CBS transferred substantially all of its radio, outdoor advertising and related assets to the Company.

In December 1999, the Company acquired Outdoor Systems, Inc. (Outdoor Systems), now known as Infinity Outdoor, Inc., for approximately $8.7 billion. The purchase price included the issuance of approximately 233 million shares of the Company's Class A common stock, and the assumption of approximately $1.9 billion in debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock. Outdoor Systems was a publicly traded company prior to its acquisition by Infinity.

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. (Clear Channel) for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The purchase allows Infinity to expand into five new Top 50 markets, giving the Company 180 radio stations overall. The transaction is subject to regulatory reviews and approvals, and is expected to close by year-end 2000.

On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. This acquisition expands the Company's position in Europe. Upon the expected mid-year 2000 completion of the Giraudy acquisition, TDI Europe, the Company's European outdoor advertising subsidiary, will have rights to approximately 430,000 display faces.

The Company's Radio segment, which consists of 162 radio stations serving 34 markets (prior to the close of the Clear Channel acquisition), collectively accounted for approximately 12% of total 1999 U.S. radio advertising expenditures. The Company's stations ranked first or second, in terms of 1999 pro forma radio revenues, in 30 out of the 34 markets in which the Company operates stations. Approximately 93% of the Company's radio stations are located in the 50 largest radio markets in the United States, and 67% and 99% of the Company's pro forma 1999 net radio revenues were generated in the 10 and 50 largest U.S. radio markets, respectively. The Company believes that this focus on large markets makes it more appealing to advertisers, enables it to attract more highly skilled management, employees and on-air talent, and enables it to more efficiently manage its business and generate higher levels of cash flow than would be the case if it managed a larger number of smaller stations. The Company owns the CBS Radio Network and also has a minority equity investment in Westwood One, which it

 2        INFINITY BROADCASTING CORPORATION
manages pursuant to a management agreement between the Company and Westwood One. Westwood One is a leader in producing and distributing syndicated and network radio programming, and it manages the CBS Radio Network.

The Company's radio stations serve diverse target demographics through a broad range of programming formats. The Company believes that this diversity provides advertisers with the convenience to select stations to reach a targeted demographic group or to select groups of stations and outdoor advertising properties to reach broad groups of consumers within and across markets. The Company believes that this diversity also reduces its dependence on any single station, local economy, format or advertiser.

The Company's Outdoor segment sells advertising space on various media, including billboards, bulletins, buses, bus shelters and benches, trains, train platforms and terminals throughout commuter rail systems, mall posters and on phone kiosks. The Company is the largest outdoor advertising company in North America, with operations in more than 90 markets and all 50 of the largest metropolitan markets in the United States, 14 of the 15 largest metropolitan markets in Canada and all of the 45 largest metropolitan markets in Mexico. Additionally, the Company has the exclusive rights to manage advertising space within the London Underground and on more than 90% of the buses in London and the United Kingdom, has the exclusive rights to transit advertising in the Republic of Ireland and parts of Northern Ireland, and has a variety of outdoor advertising displays in the Netherlands.

The substantial majority of the Company's revenues are generated from the sale of local, regional and national advertising. The major categories of out-of-home advertisers include: automotive, retail, Internet, healthcare, telecommunications, fast food, beverage, movies, entertainment and services.

For information about principal acquisitions and divestitures, see Note 3 to the consolidated financial statements included in Part II, Item 8 of this report.

Infinity Broadcasting Corporation is a corporation organized under the laws of Delaware. Its principal executive offices are located at 40 West 57th Street, New York, New York, 10019, and its telephone number is (212) 314-9200.

PROGRAMMING

The Company seeks to maintain substantial diversity among its stations in many respects. The geographically wide-ranging stations serve diverse target demographics through a broad range of programming formats, such as rock, oldies, news/talk, adult contemporary, sports/talk and country, and the Company has established leading franchises in news, sports, and personality programming. This diversity reduces the Company's dependence on any particular station, local economy, format, on-air personality or advertiser. The overall mix of each radio station's programming is designed to fit the station's specific format and serve its local community. The Company's general programming strategy includes acquiring significant on-air talent and the rights to broadcast sports franchises and news content for its radio stations. The Company believes that this strategy, in addition to developing loyal audiences for its radio stations, creates the opportunity for the Company to obtain additional revenues from syndicating such programming franchises to other radio stations. Similarly, the Company's relationship with CBS gives it access to certain CBS programming.

The Company beneficially owns shares and vested warrants representing approximately 17% of Westwood One's common stock. Westwood One is one of the leading producers and distributors of syndicated and network radio programming in the United States and distributes syndicated and network radio programming to the Company's radio stations as well as to competitors of the Company.

                                     INFINITY BROADCASTING CORPORATION         3

RADIO STATIONS AND OUTDOOR DISPLAYS

The following table sets forth selected information with regard to the Company's radio stations and outdoor displays in the Top 50 U.S. markets as of March 6, 2000:

                            MARKET
                             RANK
                            BY 1999                        RADIO(1)                               OUTDOOR(2)(3)
                          METRO AREA   ------------------------------------------------  --------------------------------
MARKET                    POPULATION   STATIONS   AM/FM   FORMAT                         DISPLAY TYPE
-------------------------------------------------------------------------------------------------------------------------
New York, NY                   1       WCBS         FM    Oldies                         Bus, Bus Shelters, Rail, Kiosks,
                                       WCBS         AM    News                           Billboards, Walls, Trestles,
                                       WFAN         AM    Sports                         'Spectacular Signage',
                                       WINS         AM    News                           Bulletins, Posters, Mall Posters
                                       WNEW         FM    Talk
                                       WXRK         FM    Rock

Los Angeles, CA                2       KCBS         FM    Classic Rock                   Bus, Bus Shelters, Kiosks,
                                       KFWB         AM    News                           Beach Panels, Bulletins, Walls,
                                       KLSX         FM    Talk                           Posters, Mall Posters
                                       KNX          AM    News
                                       KRLA         AM    Talk
                                       KROQ         FM    Alternative Rock
                                       KRTH         FM    Oldies
                                       KTWV         FM    Smooth Jazz

Chicago, IL                    3       WBBM         FM    Contemporary Hit, Radio/Dance  Bus, Bus Shelters, Rail,
                                       WBBM         AM    News                           Bulletins, Posters, Mall Posters
                                       WCKG         FM    Talk
                                       WJMK         FM    Oldies
                                       WMAQ         AM    News/Sports
                                       WSCR         AM    Sports/Talk
                                       WUSN         FM    Country
                                       WXRT         FM    Adult Alternative Rock

San Francisco, CA              4       KCBS         AM    News                           Bus, Bus Shelters, Rail, Cable
                                       KFRC         FM    Oldies                         Cars, Bulletins, Walls, Posters,
                                       KFRC         AM    Oldies                         Mall Posters
                                       KITS         FM    Alternative Rock
                                       KLLC         FM    Modern Rock
                                       KYCY         AM    Talk
                                       KYCY         FM    Country

Philadelphia, PA               5       KYW          AM    News                           Bus Shelters, Rail, Bulletins,
                                       WIP          AM    Sports                         Mall Posters
                                       WOGL         FM    Oldies
                                       WPHT         AM    Talk
                                       WYSP         FM    Active Rock

Dallas--Fort Worth, TX         6       KHVN         AM    Gospel                         Bus, Bulletins, Mall Posters
                                       KLUV         FM    Oldies
                                       KLUV         AM    Oldies
                                       KOAI         FM    Smooth Jazz
                                       KRBV         FM    Rhythmic Contemporary Hits
                                       KRLD         AM    News/Talk
                                       KVIL         FM    Adult Contemporary
                                       KYNG         FM    Country

 4        INFINITY BROADCASTING CORPORATION

                            MARKET
                             RANK
                            BY 1999                        RADIO(1)                               OUTDOOR(2)(3)
                          METRO AREA   ------------------------------------------------  -------------------------------
MARKET                    POPULATION   STATIONS   AM/FM   FORMAT                         DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------------
Detroit, MI                    7       WKRK         FM    Talk                           Bus, Bus Shelters, Bulletins,
                                       WOMC         FM    Oldies                         Posters, Mall Posters
                                       WVMV         FM    Smooth Jazz
                                       WWJ          AM    News
                                       WXYT         AM    Talk/Sports
                                       WYCD         FM    Country

Boston, MA                     8       WBCN         FM    Modern Rock/Sports             Mall Posters
                                       WBMX         FM    Modern Adult Contemporary
                                       WBZ          AM    News/Talk/Sports
                                       WODS         FM    Oldies
                                       WZLX         FM    Classic Rock

Washington, D.C.               9       WARW         FM    Classic Rock                   Bus, Rail, Mall Posters
                                       WHFS         FM    Alternative Rock
                                       WJFK         FM    Talk
                                       WPGC         FM    Contemporary Hit
                                                          Radio/Rhythmic
                                       WPGC         AM    Gospel

Houston, TX                   10       KIKK         FM    Country                        Bulletins, Mall Posters
                                       KIKK         AM    Business
                                       KILT         FM    Country
                                       KILT         AM    Sports

Atlanta, GA                   11       WAOK         AM    Gospel                         Bus, Bus Shelters, Rail,
                                       WVEE         FM    Urban                          Bulletins, Posters, Mall Posters
                                       WZGC         FM    Classic Rock

Miami-Ft. Lauderdale, FL      12       --           --    --                             Bulletins, Mall Posters

Seattle-Tacoma, WA            14       KBKS         FM    Modern Adult Contemporary      Bus, Bulletins, Mall Posters
                                       KMPS         FM    Country
                                       KYCW         AM    Country
                                       KYPT         FM    Adult Contemporary
                                       KZOK         FM    Classic Rock

San Diego, CA                 15       KPLN(4)      FM    Classic Rock                   Bus, Bus Shelters, Bulletins,
                                       KYXY(4)      FM    Adult Contemporary             Posters, Mall Posters

Phoenix, AZ                   16       KOOL(4)      FM    Oldies                         Bus, Bus Shelters, Bulletins,
                                       KZON(4)      FM    Alternative Rock               Posters, Mall Posters
                                       KMLE(4)      FM    Country

Minneapolis, MN               17       WCCO         AM    Full Service                   Bus, Bulletins, Mall Posters
                                       WLTE         FM    Soft Adult Contemporary
                                       WXPT         FM    Modern Adult Contemporary
                                       KSGS         AM    Urban

Nassau-Suffolk, NY            18       --           --    --                             Bulletins

St. Louis, MO                 19       KEZK         FM    Soft Adult Contemporary        Bulletins, Posters, Mall Posters
                                       KMOX         AM    News/Talk/Sports
                                       KYKY         FM    Adult Contemporary

                                     INFINITY BROADCASTING CORPORATION         5

                            MARKET
                             RANK
                            BY 1999                        RADIO(1)                               OUTDOOR(2)(3)
                          METRO AREA   ------------------------------------------------  -------------------------------
MARKET                    POPULATION   STATIONS   AM/FM   FORMAT                         DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------------
Baltimore, MD                 20       WBGR         AM    Gospel                         Mall Posters
                                       WBMD         AM    Religion
                                       WJFK         AM    Talk
                                       WLIF         FM    Soft Adult Contemporary
                                       WQSR         FM    Oldies
                                       WWMX         FM    Hot Adult Contemporary
                                       WXYV         FM    Contemporary Hit Radio

Tampa-St. Petersburg, FL      21       WLLD         FM    Contemporary Hit Radio         Bulletins, Mall Posters
                                       WQYK         FM    Country
                                       WQYK         AM    Sports
                                       WYUU         FM    Oldies
                                       WRBQ         FM    Country
                                       WSJT         FM    Smooth Jazz

Pittsburgh, PA                22       KDKA         AM    News/Talk                      Bus, Bulletins, Mall Posters
                                       WBZZ         FM    Contemporary Hit Radio
                                       WDSY         FM    Country
                                       WZPT         FM    Classic Hits

Denver, CO                    23       KDJM(4)      FM    Jammin' Oldies                 Bus Benches, Bulletins, Posters,
                                       KIMN(4)      FM    Adult Contemporary             Mall Posters
                                       KXKL(4)      FM    Oldies

Cleveland, OH                 24       WNCX         FM    Classic Rock                   Bulletins, Mall Posters
                                       WDOK(4)      FM    Adult Contemporary
                                       WQAL(4)      FM    Adult Contemporary
                                       WZJM(4)      FM    Jammin' Oldies

Portland, OR                  25       KBBT         FM    Modern Adult Contemporary      Bulletins, Mall Posters
                                       KINK         FM    Adult Alternative Rock
                                       KKJZ         FM    Smooth Jazz
                                       KUFO         FM    Album Oriented Rock
                                       KUPL         FM    Country
                                       KUPL         AM    Classic Country

Cincinnati, OH                26       WGRR         FM    Oldies                         Bulletins, Mall Posters
                                       WKRQ         FM    Contemporary Hit Radio
                                       WYLX         FM    Classic Hits
                                       WUBE(4)      FM    Country

San Jose, CA                  27       KBAY         FM    Soft Adult Contemporary        Bus, Bulletins, Posters, Mall
                                       KEZR         FM    Hot Adult Contemporary         Posters

Riverside, CA                 28       KFRG         FM    Country                        Bulletins, Posters, Mall Posters
                                       KXFG         FM    Country

Sacramento, CA                29       KHTK         AM    Sports                         Bulletins, Posters, Mall Posters
                                       KNCI         FM    Country
                                       KRAK         AM    Gold Country
                                       KXOA         FM    Classic Hits
                                       KSFM         FM    Contemporary Hit Radio
                                       KYMX         FM    Soft Adult Contemporary
                                       KZZO         FM    Modern Adult Contemporary

Kansas City, MO               30       KBEQ         FM    Country                        Bulletins, Posters, Mall Posters
                                       KFKF         FM    Country
                                       KMXV         FM    Contemporary Hit Radio
                                       KSRC         FM    Soft Adult Contemporary

6        INFINITY BROADCASTING CORPORATION

                            MARKET
                             RANK
                            BY 1999                        RADIO(1)                               OUTDOOR(2)(3)
                          METRO AREA   ------------------------------------------------  -------------------------------
MARKET                    POPULATION   STATIONS   AM/FM   FORMAT                         DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------------
Milwaukee, WI                 31       --           --    --                             Bulletins, Mall Posters

San Antonio, TX               32       --           --    --                             Bus, Bulletins, Mall Posters

Providence, RI                33       --           --    --                             Mall Posters

Columbus, OH                  34       WAZU         FM    Album Oriented Rock            Bulletins, Mall Posters
                                       WHOK         FM    Country
                                       WLVQ         FM    Classic Rock

Salt Lake City, UT            35       --           --    --                             Bulletins, Mall Posters

Norfolk, VA                   36       --           --    --                             Mall Posters

Charlotte, NC                 37       WBAV         FM    Urban Adult Contemporary       Bulletins, Mall Posters
                                       WFNZ         AM    Sports/Talk
                                       WGIV         AM    Gospel
                                       WNKS         FM    Contemporary Hit Radio
                                       WPEG         FM    Urban
                                       WSOC         FM    Country
                                       WSSS         FM    Adult Contemporary

Indianapolis, IN              38       --           --    --                             Bulletins, Mall Posters

Orlando, FL                   39       WJHM(4)      FM    Urban Contemporary             Bulletins, Mall Posters
                                       WOCL(4)      FM    Jammin' Oldies
                                       WOMX(4)      FM    Adult Contemporary

Las Vegas, NV                 40       KLUC         FM    Contemporary Hit Radio         Bulletins, Mall Posters
                                       KMXB         FM    Modern Adult Contemporary
                                       KMZQ         FM    Soft Adult Contemporary
                                       KSFN         AM    Oldies
                                       KXNT         AM    News/Talk/Sports
                                       KXTE         FM    Alternative

New Orleans, LA               41       --           --    --                             Bus, Bus Shelters, Bulletins,
                                                                                         Posters, Mall Posters

Greensboro--
Winston-Salem, NC             42       WMFR(4)      AM    News/Talk                      Bulletins, Mall Posters
                                       WSJS(4)      AM    News/Talk
                                       WSML(4)      AM    News/Talk

Nashville, TN                 43       --           --    --                             Bulletins, Mall Posters

Hartford, CT                  44       WRCH         FM    Soft Adult Contemporary        Bulletins, Posters, Mall Posters
                                       WTIC         FM    Top 40
                                       WTIC         AM    News/Talk
                                       WZMX         FM    Classic Hits

Buffalo, NY                   45       WBLK(5)(6)   FM    Urban Adult Contemporary       Bus, Bus Shelters, Rail,
                                       WECK         AM    Adult Standards                Bulletins, Mall Posters
                                       WJYE         FM    Soft Adult Contemporary
                                       WBUF         FM    Modern Adult Contemporary
                                       WYRK         FM    Country

Memphis, TN                   46       --           --    --                             Bulletins, Mall Posters

Monmouth-Ocean, NJ            47       --           --    --                             Bulletins, Posters, Mall Posters

                                     INFINITY BROADCASTING CORPORATION         7

                            MARKET
                             RANK
                            BY 1999                        RADIO(1)                               OUTDOOR(2)(3)
                          METRO AREA   ------------------------------------------------  -------------------------------
MARKET                    POPULATION   STATIONS   AM/FM   FORMAT                         DISPLAY TYPE
------------------------------------------------------------------------------------------------------------------------
Raleigh-Durham, NC            48       --           --    --                             Bulletins, Mall Posters

Austin, TX                    49       KAMX         FM    Modern Adult Contemporary      Bulletins, Mall Posters
                                       KJCE         AM    Urban Adult Contemporary
                                       KKMJ         FM    Soft Adult Contemporary
                                       KQBT         FM    Rhythmic Contemporary Hits

West Palm Beach, FL           50       WEAT         FM    Soft Adult Contemporary        Bulletins, Mall Posters
                                       WIRK         FM    Country
                                       WMBX(6)      FM    Hot Adult Contemporary
                                       WPBZ(6)      FM    Alternative
------------------------------------------------------------------------------------------------------------------------

(1) The Radio segment also has radio stations in the following markets:
    Rochester, NY-- WCMF-FM, WPXY-FM, WRMM-FM, WZNE-FM; Fresno, CA-- KMJ-AM, KMGV-FM, KOOR-AM, KOQO-FM, KRNC-FM, KSKS-FM, KVSR-FM; and Palm Springs, CA-- KEZN-FM.

(2) The Outdoor segment also has outdoor displays, including bus shelters, bulletins, posters and mall posters, in the following markets: Jacksonville, FL; Rochester, NY; Louisville, KY; Oklahoma City, OK; Birmingham, AL; Dayton, OH; Richmond, VA; Greenville-Spartanburg, SC; Albany, NY; Honolulu, HI; Tucson, AZ; Tulsa, OK; Scranton, PA; Fresno, CA; Grand Rapids, MI; Knoxville, TN; El Paso, TX; Ft. Myers, FL; Albuquerque, NM; Omaha, NE; Syracuse, NY; Harrisburg, PA; Sarasota, FL; Toledo, OH; Little Rock, AR; Wichita, KS; Stockton, CA; Bakersfield, CA; Charleston, SC; Mobile, AL; Columbia, SC; Des Moines, IA; Daytona Beach, FL; Colorado Springs, CO; Ft. Wayne, IN; New Haven, CT; Chattanooga, TN; Roanoke, VA; Jackson, MS; Flint, MI; Modesto, CA; Beaumont, TX; Reno, NV; Shreveport, LA; Tyler, TX; Eugene, OR; Palm Springs, CA; Columbus, GA; Midland-Odessa, TX; Green Bay, WI; Rio Grande, TX.

(3) The Outdoor segment also has outdoor displays, including bus, bus shelters, rail, bulletins, posters and mall posters, in the following countries:
    Canada, Mexico, Great Britain, Ireland and the Netherlands.

(4) Being acquired from Clear Channel Communications Inc. pursuant to an Asset Purchase Agreement, dated March 3, 2000, and subject to regulatory reviews and approvals.

(5) Operated by the Company pursuant to a local marketing agreement.

(6) Being acquired from Palm Beach Radio Broadcasting, Inc. pursuant to an Asset Purchase Agreement, dated February 3, 2000, and subject to Federal Communications Commission approval.

 8        INFINITY BROADCASTING CORPORATION

COMPETITION

RADIO

The Company's radio business operates in a highly competitive industry. The Company's radio stations compete for audiences and advertising revenues directly with other radio stations, as well as with other media, such as broadcast and satellite-delivered television, outdoor advertising, newspapers, magazines, cable television, the Internet and direct mail, within their respective markets. The Company's audience ratings and market shares are subject to change and any adverse change in a particular market could have a material adverse effect on the Company's revenues in that market and possibly adversely affect revenues in other markets.

Radio stations compete for listeners primarily on the basis of program content that appeals to a particular demographic group. From time to time, other stations may change their format or programming to compete directly with the Company's stations for audiences and advertisers, or engage in aggressive promotional campaigns, which could result in lower ratings and advertising revenues or increased promotion and other expenses. Audience preferences as to format or programming may also shift due to demographic or other reasons. Any failure by the Company to respond, or to respond as quickly as its competitors, could have a material adverse effect on the Company's position in that market.

The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, by satellite and by terrestrial delivery of digital audio broadcasting. The Federal Communications Commission
(FCC) has recently authorized spectrum for the use of a new technology, satellite digital audio radio services, to deliver audio programming, has adopted licensing and operating rules for this service and has awarded two licenses. The FCC also has pending a proceeding in which it is considering whether, and under what circumstances, digital technology also may be used in the future by existing radio broadcast stations either on existing (a so-called "in-band on-channel" approach) or alternate broadcasting frequencies. The FCC also recently created a new "low power" FM radio service which could open up opportunities for low cost neighborhood service, although the FCC's action is being challenged through judicial and legislative initiatives.

The delivery of information through the presently unregulated Internet could also create a new form of competition. The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

OUTDOOR

The Company's outdoor business competes in each of its markets with other outdoor advertising operations as well as with other media, such as broadcast and satellite-delivered television, radio, newspapers, magazines, cable television, the Internet and direct mail, within its respective markets. In addition, the Company also competes with a wide variety of out-of-home media, including advertising in shopping centers and malls, airports, stadiums, movie theaters and supermarkets, as well as on taxis, trains, buses and subways. Advertisers compare the effectiveness of relative costs of available media and cost-per-thousand impressions, particularly when delivering a message to customers with distinct demographic characteristics. In competing with other media, outdoor advertising relies on its low cost per-thousand impressions and its ability to reach a broad segment of the population in a specific market or to target a particular geographic area or population with a particular set of demographic characteristics within that market.

The outdoor advertising industry consists of several large outdoor advertising and media companies with operations in multiple markets, as well as numerous smaller and local companies operating a limited number of structures in a single or a few local markets. In several of its markets, the Company encounters direct competition from other major outdoor media companies. The Company believes that its strong emphasis on sales and customer service and its position as a major provider of advertising services in each of its markets enable it to compete effectively with the other outdoor advertising companies, as well as other media, within those markets.

                                     INFINITY BROADCASTING CORPORATION         9

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenues are typically lowest in the first quarter and highest in the third and fourth quarters.

EMPLOYEES

As of December 31, 1999, the Company had 8,287 full-time employees and 2,675 part-time employees. Of the Company's full-time employees, 1,679 are represented by unions. The Company believes that its relations with its employees and their unions are generally satisfactory.

The Company employs several high-profile on-air personalities with large loyal audiences in their respective markets. The Company generally enters into employment agreements with its on-air talent and commissioned sales representatives to protect its interests in those relationships that it believes to be valuable.

GOVERNMENT REGULATION

FEDERAL REGULATION OF RADIO BROADCASTING

The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the Communications Act). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; establishes technical requirements for certain transmitting equipment used by stations; and adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations. The FCC has the power to impose penalties for violation of its rules or the Communications Act, including the revocation of operating authority.

The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of radio stations.

FCC Licenses

FCC licenses are issued for fixed terms of eight years. Generally, the FCC renews radio broadcast licenses without a hearing upon finding that: (i) the radio station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations that, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term lesser than the eight year maximum otherwise permitted, or hold an evidentiary hearing. In addition, the Communications Act authorizes the filing of petitions to deny a license renewal during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that the grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Historically, FCC licenses have generally been renewed. The Company has no reason to believe that its licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of the Company's licenses could have a material adverse effect on the Company.

 10        INFINITY BROADCASTING CORPORATION

Ownership Matters

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the proposed assignee or transferee, including compliance with the various rules limiting common ownership of media properties in a given market, the "character" of the proposed assignee or transferee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership and other FCC policies, including recently adopted equal employment opportunity requirements.

The Telecommunications Act of 1996 (Telecom Act) eliminated national limits on the ownership of AM and FM stations. Additionally, it established new local ownership rules that use a sliding scale of permissible ownership, depending on the number of radio stations in a certain FCC-defined market. The FCC also has an unpublished policy that involves special review and notice of proposed transactions if such transactions would enable a single owner or two owners to attain a high degree of revenue concentration in a market.

CBS has received, in the past, numerous permanent and temporary conditional waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers were subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the FCC rule restricting common ownership in the same market of radio and television stations (formerly known as the "one-to-a-market" rule).

In August 1999, the FCC adopted a radio/television cross-ownership rule, which allows a single party to own in a market: (a) up to two television stations (if permitted by the FCC's newly promulgated television duopoly rule) and up to six radio stations; or (b) one television station and seven radio stations, in both instances if sufficient market "voices" (which include independently owned television and radio stations as well as daily newspapers and cable television) exist.

CBS demonstrated compliance with the new rule in all markets other than Los Angeles, Chicago and Dallas-Fort Worth, in each of which the Company has attributable interests in eight radio stations and CBS has interests in one television station, and in Washington, D.C./Baltimore, where CBS has attributable interests in one television station and the Company has attributable interests in (depending on how the FCC interprets its new rule) either eight or eleven radio stations. As to those four markets, the new rule provides that the FCC would continue the temporary waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and CBS and the Company would have an opportunity to demonstrate that the continued ownership of radio stations in these markets in excess of the limits set by the rules would serve the public interest.

In connection with the merger of Viacom Inc. (Viacom) and CBS, which was announced in September 1999, FCC approval has been requested for the transfer of control to Viacom of the television licenses held by CBS and the radio licenses currently held by the Company. It is likely that the combined company will be required to divest some of its broadcasting assets in order to obtain such FCC approval. In particular, the combined company would not be permitted to continue the temporary conditional waivers of the radio/television cross-ownership rule until 2004, and the addition of certain Viacom television stations would obligate the combined company to divest additional radio stations. In total, subject to clarification of the radio/television cross-ownership rule as it applies to circumstances in which radio stations are located in a separate Designated Market Area (DMA) from a commonly-owned television station, which is the case in Washington, D.C./Baltimore and Sacramento, the combined company may be required to divest as many as nine radio stations in order to comply with the radio/television cross-ownership rule.

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS have requested a period of six months from consummation of the merger within which to achieve compliance with the radio/television cross-ownership rule.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 20% or more of such stock in the case of insurance companies, investment

                                    INFINITY BROADCASTING CORPORATION         11
companies and bank trust departments that are passive investors) are generally attributable. If a single individual or entity controls more than 50% of a corporation's outstanding voting stock, that individual or entity is viewed as a single majority stockholder; thus, the FCC views CBS as a single majority stockholder of the Company. In the case of a single majority stockholder, the interests of other stockholders are not attributable unless the stockholders are also officers or directors of the corporation or the new "equity/debt plus" rule applies, under which an otherwise nonattributable debt or equity interest will be deemed attributable where: (a) the interest holder is also a program supplier to the licensee in question or is a same market broadcaster or other media outlet subject to the broadcast cross-ownership rules, including newspaper and cable operators; and (b) the equity and/or debt holding exceeds 33 percent of the media outlet's total asset value.

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation (such as CBS in the case of the Company) of which more than 25% of the capital stock is owned of record or voted by aliens. As a result of these provisions, the licenses granted to the Company by the FCC could be revoked if more than 20% of the Company's stock were directly or indirectly owned or voted by aliens or if more than 25% of CBS's stock were directly or indirectly held or voted by aliens. The Company's restated certificate restricts the ownership, voting and transfer of the Company's capital stock in accordance with the Communications Act and the rules of the FCC, and prohibits the issuance of more than 20% of the Company's outstanding capital stock (or more than 20% of the voting rights it represents) to or for the account of aliens. The restated certificate authorizes the Company's Board of Directors to enforce these prohibitions. In addition, the restated certificate provides that shares of capital stock of the Company determined by the Company's Board of Directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by the Company by action of the Board of Directors to the extent necessary, in the judgment of the Board of Directors, to comply with these alien ownership restrictions.

Time Brokerage Agreements

Over the past few years, a number of radio stations have entered into what have commonly been referred to as Time Brokerage Agreements (TBAs). One typical type of TBA, commonly referred to as a local marketing agreement (LMA), is a programming agreement between two separately owned radio stations serving a common service area, whereby the licensee of one station provides substantial portions of the broadcast programming for airing on the other licensee's station. The FCC's multiple ownership rules provide that a licensee or a radio station that brokers more than 15% of the weekly broadcast time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station. The Company is party to one LMA, with a station in Buffalo, New York. The Company has entered into an agreement to acquire the Buffalo station and an application for FCC consent is pending.

Programming and Operations

The Communications Act requires broadcasters to serve the "public interest." A licensee is required to present programming that is responsive to significant issues facing the station's community of license and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee; however, the FCC may consider listener complaints at any time, and such complaints are required to be maintained in the station's public file. Stations also must pay regulatory and application fees and follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on human exposure to radio frequency radiation. In addition, the FCC engages in random audits to ensure and verify licensee compliance with various FCC rules and regulations.

 12        INFINITY BROADCASTING CORPORATION

Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short term" (less than the maximum eight-year term) license renewal, the imposition of a condition on the renewal of a license or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license during the license term.

Possible Changes

Congress and the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio stations, and affect the ability of the Company to acquire additional radio stations or to finance those acquisitions. For example, as required by the Telecom Act, the FCC has instituted a proceeding to investigate, among other things, the effect of the revised ownership rules for radio stations adopted in accordance with the Telecom Act, and the resulting consolidation in the radio industry, on the diversity of programming and ownership, and on programming and advertising competition. The FCC may conclude, as a consequence of this review, to modify the radio ownership rules.

The Company cannot predict what other matters might be considered in the future by the FCC or Congress, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

OUTDOOR ADVERTISING

The outdoor advertising industry is subject to extensive governmental regulation in the United States at the federal, state and local levels. These regulations include restrictions on the construction, repair, upgrading, height, size and location of and, in some instances, content of advertising copy being displayed on outdoor advertising structures. There are also significant legal and regulatory constraints on the use of outdoor advertising to advertise tobacco products. In addition, the outdoor advertising industry is subject to certain foreign governmental regulation.

Federal law, principally the Highway Beautification Act of 1965 (Highway Beautification Act), encourages states, by the threat of withholding 10% of the federal appropriations for the construction and improvement of highways within such states, to implement state legislation to prohibit billboards located within 660 feet of, or visible from, interstate and primary highways, except in commercial or industrial areas where off-site signage is permitted provided it meets spacing and size restrictions. All of the states have implemented regulations at least as restrictive as the Highway Beautification Act. The Highway Beautification Act, and the various state statutes implementing it, requires payment of just compensation whenever governmental authorities require legally erected and maintained billboards to be removed from areas adjacent to federally-aided highways.

The states and local jurisdictions have, in some cases, passed additional and more restrictive regulations on the construction, repair, upgrading, height, size and location of outdoor advertising structures adjacent to federally-aided highways and other thoroughfares. In some cases, the construction of new billboards or the relocation or modification of existing billboards is prohibited. From time to time, governmental authorities order the removal of billboards by the exercise of eminent domain. Thus far, the Company believes it has been able to obtain satisfactory compensation for its structures removed at the direction of governmental authorities, although there is no assurance that it will be able to continue to do so in the future.

Outdoor advertising in Canada is subject to regulation at the federal, provincial and municipal levels. These regulations may prohibit advertising of certain products on outdoor signs in certain locations. For example, in Ontario, billboards and posters advertising liquor may not be placed within 200 meters of a primary or secondary school. Additionally, Canadian federal legislation was enacted in April 1997, which effectively prohibits substantially all outdoor tobacco brand advertising, other than event sponsorship, which was given a three year exemption that expires in October 2000. The tobacco industry continues to challenge this legislation. In addition, the placement of outdoor billboards is primarily regulated at the provincial and local level. For example, Quebec regulates the placement of advertising adjacent to highways, as well as the language used on outdoor signs.

                                    INFINITY BROADCASTING CORPORATION         13

In Mexico, there are no current regulations which limit the advertising of any product on outdoor signs. While the Company is not aware of any such legislation being proposed, there can be no assurance that legislation restricting the advertising of any specific product on outdoor signs will not be enacted in the future. In addition, the placement of outdoor billboards is primarily regulated at the local level. For example, Mexico City regulates the placement of billboards near historical monuments.

To date, regulations in the Company's markets have not materially adversely affected its operations. However, the outdoor advertising industry is heavily regulated and at various times and in various markets can be expected to be subject to varying degrees of regulation affecting the operation of advertising displays. Accordingly, although the Company's experience to date is that the regulatory environment is not prohibitive, no assurance can be given that existing or future laws or regulations will not materially adversely affect the Company.

ANTITRUST

An element of the Company's growth strategy involves the acquisition of additional radio stations and outdoor advertising properties, many of which are likely to require antitrust review by the Federal Trade Commission (FTC) and the Department of Justice (DOJ) prior to such acquisition. Following passage of the Telecom Act, the DOJ has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks, particularly in instances where the proposed acquirer already owns one or more radio station properties in a particular market and the acquisition involves another radio station in the same market. In connection with certain recent acquisitions, the DOJ has obtained consent decrees requiring certain radio station divestitures in a particular market based on allegations that acquisitions would lead to unacceptable concentration levels. The DOJ has also been active in reviewing proposed acquisitions of outdoor advertising properties. There can be no assurance that the DOJ or the FTC will not seek to bar the Company from acquiring additional radio stations or other media-related and outdoor advertising properties in any market where the Company already has a significant position. In addition, to the extent the Company makes acquisitions of international broadcasting properties or display faces, the Company will also be subject to the antitrust laws of foreign jurisdictions.

On December 6, 1999, CBS, Infinity and Outdoor Systems (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Outdoor Systems. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

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

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located in midtown Manhattan and are leased from third parties. The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. The transmitter sites and antenna sites are generally located so as to provide maximum market coverage. The majority of the Company's advertising display sites are leased. However, the Company owns parcels of real property that serve as sites for a few of its outdoor displays. In addition, the Company possesses perpetual easements on parcels of real property owned by third parties on which it has placed a few of its outdoor displays. The Company's transit displays are owned by the transit system or other franchisors and are managed by the Company pursuant to three to five year agreements.

The Company's leases are for varying terms ranging from monthly or annual periods to terms of ten years or longer, and many provide for renewal options. There is no significant concentration of displays under any one lease or subject to negotiation with any one landlord.

 14        INFINITY BROADCASTING CORPORATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In October 1999, Infinity commenced a consent solicitation seeking approval by written consent of its stockholders to the issuance of shares of its Class A common stock in connection with the acquisition of Outdoor Systems. The consent solicitation closed on November 4, 1999 and resulted in 3,607,993,161 votes for; 133,466 votes against; and 51,023 abstentions recorded in connection with the consent to this proposal.

                                    INFINITY BROADCASTING CORPORATION         15

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and positions held during the past five years by each of the executive officers of the Company as of March 6, 2000 are listed below. Officers are elected annually by the Board of Directors and hold office until the earlier of his or her resignation or removal. There are no family relationships among any of the directors and the executive officers of the Company.

                     NAME AND POSITIONS                       AGE
-----------------------------------------------------------------
Mel Karmazin--Chairman, President and Chief Executive
  Officer                                                     56
Farid Suleman--Executive Vice President, Chief Financial
  Officer and Treasurer                                       48
William M. Apfelbaum--Chairman and Chief Executive Officer,
  TDI Worldwide, Inc. (TDI)                                   53
Louis J. Briskman--Executive Vice President and General
  Counsel                                                     51
Daniel R. Mason--President, Infinity Radio Group, and Vice
  President of the Company                                    48
Fredric G. Reynolds--Executive Vice President                 49
-----------------------------------------------------------------

Messrs. Karmazin and Suleman provide services to the Company pursuant to the terms of an intercompany agreement between the Company and CBS. Messrs. Karmazin and Suleman also render services to CBS.

Mr. Karmazin has been Chairman, President and Chief Executive Officer of the Company since September 1998. He joined CBS (then Westinghouse Electric Corporation) in December 1996 as Chairman and Chief Executive Officer of CBS Radio. In May 1997, he also assumed responsibility for CBS's owned and operated television stations and became Chairman and Chief Executive Officer of the CBS Station Group. In April 1998, Mr. Karmazin was elected President and Chief Operating Officer of CBS, and became its Chief Executive Officer in January 1999. Prior to joining CBS, from 1981 until December 1996, Mr. Karmazin served as President and Chief Executive Officer of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation.

Mr. Suleman has been Executive Vice President, Chief Financial Officer and Treasurer of the Company since September 1998. He joined CBS (then Westinghouse Electric Corporation) in December 1996 as Senior Vice President and Chief Financial Officer of CBS Radio. In June 1997, he became Senior Vice President and Chief Financial Officer of the CBS Station Group. In August 1998, Mr. Suleman was elected Senior Vice President, Finance of CBS and was elected Treasurer of CBS in May 1999. Prior to joining CBS, from 1986 until December 1996, Mr. Suleman served as Executive Vice President, Finance and Chief Financial Officer of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation. Mr. Suleman has also been the Executive Vice President, Chief Financial Officer and Secretary of Westwood One since February 1994.

Mr. Apfelbaum has been Chairman and Chief Executive Officer of TDI since July 1999. Mr. Apfelbaum served as President and Chief Executive Officer of TDI from August 1989 to July 1999. Mr. Apfelbaum will leave his position, effective April 30, 2000, and will serve as a consultant to the Company.

Mr. Briskman has been Executive Vice President and General Counsel of the Company since January 2000. He has also served as Executive Vice President and General Counsel of CBS since April 1998. Mr. Briskman served as Senior Vice President and General Counsel of CBS from January 1993 to April 1998.

Mr. Mason has been Vice President of the Company since September 1998. He has been President of the Infinity Radio Group since November 1995. From 1993 to 1995, Mr. Mason served as President of Group W Radio.

Mr. Reynolds has been Executive Vice President of the Company since January 2000. He has also served as Executive Vice President and Chief Financial Officer of CBS since March 1994.

 16        INFINITY BROADCASTING CORPORATION

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal markets for the Company's Class A common stock are identified on page 1 of this report. The remaining information required by this item appears on pages 37 and 38 of this report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by this item appears on page 45 of this report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by this item appears on pages 18 through 24 of this report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item appears on page 23 of this report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item, together with the report of KPMG LLP dated January 25, 2000, except as to Note 17, which is as of March 21, 2000, appears on pages 26 through 44 of this report and is incorporated herein by reference.

                                                              PAGE
------------------------------------------------------------------
Report of Management                                           25

Independent Auditors' Report                                   26

Consolidated Statements of Earnings and Comprehensive Income
  for the years ended December 31, 1999, 1998 and 1997         27

Consolidated Balance Sheet as of December 31, 1999 and 1998    28

Consolidated Statement of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997                             29

Consolidated Statement of Changes in Stockholders' Equity
  for the years ended December 31, 1999, 1998 and 1997         30

Notes to the Consolidated Financial Statements                 31

Quarterly Financial Data (unaudited)                           44

Five-Year Summary of Selected Financial and Statistical Data
  (unaudited)                                                  45
------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no reportable events.

                                    INFINITY BROADCASTING CORPORATION         17

MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) is one of the largest radio broadcasting and outdoor advertising companies in the United States, as well as the largest outdoor advertising company in North America. The Company's operations are principally focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, transit systems, on the street and other locations outside the consumer's home. The Company's strategy is to generally acquire out-of-home media properties in the largest markets.

Infinity was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business, consisting of radio and outdoor advertising. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties. Also in December 1998, the Company completed an initial public offering of approximately 155 million shares of its Class A common stock (the IPO).

The consolidated financial statements present Infinity's operations as if the Company had been a separate entity for all periods presented. In addition, any acquisitions of radio and outdoor advertising properties by CBS during these periods are deemed to have been made by Infinity. The consideration to effect the acquisitions has been treated as a capital contribution by CBS to Infinity. These acquisitions include: (a) the November 24, 1995 acquisition of the radio operations of CBS Inc. for approximately $1.2 billion of cash; (b) the December 31, 1996 acquisition of Infinity Media Corporation, formerly known as Infinity Broadcasting Corporation (Old Infinity), for approximately $4.7 billion, consisting of approximately $3.8 billion of CBS's common stock and approximately $0.9 billion of debt that was repaid immediately prior to the acquisition; and
(c) the June 4, 1998 acquisition of the radio operations of American Radio Systems Corporation (American Radio), now known as CBS Radio Inc., for approximately $1.4 billion of cash plus the assumption of approximately $1.3 billion of debt. See Note 3 to the consolidated financial statements.

In December 1999, the Company acquired Outdoor Systems, Inc. (Outdoor Systems), now known as Infinity Outdoor, Inc., making the Company the largest outdoor advertising company in North America. The total purchase price of approximately $8.7 billion was financed by the issuance of approximately 233 million shares of the Company's Class A common stock, and the assumption of approximately $1.9 billion of debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock. Subsequent to the acquisition of Outdoor Systems, CBS's equity ownership and voting power were 64.3% and 90.0%, respectively, on a fully diluted basis. On December 6, 1999, CBS, Infinity and Outdoor Systems (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Outdoor Systems. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The purchase allows Infinity to expand into five new Top 50 markets, giving the Company 180 radio stations overall. The transaction is subject to regulatory reviews and approvals, and is expected to close by year-end 2000.

On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. This acquisition expands the Company's position in Europe. Upon the expected mid-year 2000 completion of the Giraudy acquisition, TDI Europe, the Company's European outdoor advertising subsidiary, will have rights to approximately 430,000 display faces.

While the Company does not believe that it needs to make acquisitions to grow its business, it intends to pursue acquisition opportunities that would enable it to continue to compete effectively for advertising revenues and to increase its cash flow growth rate. As an experienced operator of out-of-home media properties, the Company believes that it will have opportuni-

 18        INFINITY BROADCASTING CORPORATION
ties to acquire additional properties and to improve its operating performance. In general, the Company intends to pursue acquisitions of radio stations primarily in the 50 largest radio markets in the United States. This strategy may include acquiring radio stations in markets where the Company currently owns stations, as well as in markets in which the Company does not currently operate. The Company will also seek to acquire additional outdoor properties both in the United States and internationally.

The consolidated historical financial information presented in this report is not necessarily indicative of the results of operations, financial position, and cash flows that would have resulted had the Company actually operated as a separate, stand-alone entity since January 1, 1995.

SOURCES OF REVENUE

The Company derives substantially all of its revenues from sales of advertising, either on its radio stations or on its outdoor advertising displays. The Company's revenues are affected primarily by the advertising rates the Company is able to charge. These rates are in large part based on conditions in the economy, conditions in each market, and on the Company's ability to attract audiences in the demographic groups targeted by its advertisers. The ability to attract radio audiences is measured principally by independent national rating services.

COMPONENTS OF EXPENSES

The primary operating expenses involved in owning and operating radio stations and outdoor advertising facilities are employee costs, programming, solicitation of advertising, promotion, franchise payments and lease costs. The Company's net earnings also reflect substantial amortization of broadcast licenses and goodwill as well as income taxes. In addition, the Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from recent business acquisitions.

USE OF EBITDA

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting, including CBS Inc.'s radio operations, Old Infinity, American Radio and Outdoor Systems. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with out-of-home properties. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

RESULTS OF OPERATIONS

Where appropriate, the discussion below provides a comparison of actual results with pro forma results. For the 1999 and 1998 comparisons, pro forma results exclude the acquisition of Outdoor Systems and were determined as if the acquisition of American Radio and related divestitures and exchanges had occurred on January 1, 1998.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

The Company's net revenues for 1999 were $2,449 million compared to $1,893 million for 1998, an increase of 29%. Radio net revenues for 1999 were $1,835 million compared to $1,459 million for 1998, an increase of approximately 26%. This increase was due to the strong performance of the stations and the inclusion of the operations of American Radio in the Company's results subsequent to its June 1998 acquisition. Outdoor net revenues for 1999 were $614 million compared to $434 million for 1998, an increase of approximately 41%. Driving this increase was the strong performance of the Company's outdoor advertising business and the acquisition of Outdoor Systems in December 1999. On a pro forma basis, the Company's net revenues for 1999 compared to 1998 increased approximately 17%.

The Company's operating expenses excluding depreciation and amortization expense for 1999 were $1,383 million compared to $1,101 million for 1998,

                                    INFINITY BROADCASTING CORPORATION         19
an increase of 26%. Radio operating expenses for 1999 were $917 million compared to $756 million for 1998, an increase of approximately 21%. Outdoor operating expenses for 1999 were $454 million compared to $338 million for 1998, an increase of approximately 34%. These increases were due to the June 1998 acquisition of American Radio, the December 1999 acquisition of Outdoor Systems and expenses associated with higher revenues. On a pro forma basis, the Company's operating expenses for 1999 compared to 1998 increased approximately 13%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed. The Company's corporate expenses for 1999 were $12 million compared to $7 million for the prior year, an increase of $5 million, mainly due to higher compensation expense.

The Company's depreciation and amortization expense for 1999 was $325 million compared to $250 million for 1998, an increase of 30%. Radio depreciation and amortization expense for 1999 was $267 million compared to $227 million for 1998, an increase of approximately 18%. The increase primarily represents additional depreciation and amortization expense resulting from the June 1998 acquisition of American Radio. Outdoor depreciation and amortization expense for 1999 was $58 million compared to $23 million for 1998, an increase of approximately 157% resulting primarily from the December 1999 acquisition of Outdoor Systems. These costs will continue to increase due to the recent acquisition of Outdoor Systems.

The Company's operating earnings for 1999 were $741 million compared to $542 million for 1998, an increase of 37%. Radio operating earnings for 1999 were $651 million compared to $476 million for 1998, an increase of approximately 37%. Outdoor operating earnings for 1999 were $102 million compared to $73 million for 1998, an increase of approximately 41%. These increases were primarily attributable to higher revenues at the existing radio and outdoor operations, as well as the June 1998 acquisition of American Radio and the December 1999 acquisition of Outdoor Systems. On a pro forma basis, the Company's operating earnings for 1999 compared to 1998 increased approximately 34%.

The Company's EBITDA for 1999 was $1,067 million compared to $798 million for 1998, an increase of 34%. Radio EBITDA for 1999 was $918 million compared to $709 million for 1998, an increase of approximately 29%. Outdoor EBITDA for 1999 was $161 million compared to $96 million for 1998, an increase of approximately 67%. On a pro forma basis, the Company's EBITDA for 1999 compared to 1998 increased approximately 23%.

Net interest expense for 1999 was $16 million compared to $64 million for 1998. The reduction in net interest expense resulted primarily from the December 1998 repayment of the $2.5 billion note due CBS that was created in connection with a dividend from Old Infinity as well as the reduction in the debt assumed in the American Radio acquisition in June 1998. The decrease in net interest expense was offset by additional interest expense associated with debt assumed in the December 1999 acquisition of Outdoor Systems. As a result of the debt assumed in connection with the acquisition of Outdoor Systems, the Company expects an increase in future interest expense. See Note 9 to the consolidated financial statements.

Income taxes for 1999 were $349 million compared to $249 million for 1998. The effective tax rate was 48% for 1999 compared to 51% for the prior year.

Net earnings for 1999 totaled $377 million, or $0.44 per basic share, compared to $235 million, or $0.33 per basic share, for 1998, an increase of $142 million, or $0.11 per basic share.

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

The Company's operating expenses excluding depreciation and amortization expense for 1998 were $1,101 million compared to $911 million for 1997, an increase of 21%. Radio operating expenses for 1998 were $756 million compared to $600 million for 1997, an increase of approximately 26%. These increases were due to Radio's June 1998 acquisition of American Radio and expenses associated with higher

 20        INFINITY BROADCASTING CORPORATION
revenues. Outdoor operating expenses for 1998 were $338 million compared to $303 million for 1997, an increase of approximately 12%. The Company's corporate expenses for 1998 were $7 million compared to $8 million for the prior year, a decrease of $1 million. This improvement was driven by the efforts to control overhead costs, including transaction processing and information systems costs. On a pro forma basis, the Company's operating expenses for 1998 compared to 1997 increased approximately 7%. Operating expenses on a pro forma basis did not increase in the same proportion as the increase in revenues because a substantial portion of the Company's costs are fixed.

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

The Company's operating earnings for 1998 were $542 million compared to $372 million for 1997, an increase of 46%. Radio operating earnings for 1998 were $476 million compared to $328 million for 1997, an increase of approximately 45%. Outdoor operating earnings for 1998 were $73 million compared to $52 million for 1997, an increase of approximately 39%. These increases were primarily attributable to higher revenues at the existing radio and outdoor operations, as well as the June 1998 acquisition of American Radio. On a pro forma basis, the Company's operating earnings for 1998 compared to 1997 increased approximately 36%.

The Company's EBITDA for 1998 was $798 million compared to $575 million for 1997, an increase of 39%. Radio EBITDA for 1998 was $709 million compared to $510 million for 1997, an increase of approximately 39%. Outdoor EBITDA for 1998 was $96 million compared to $73 million for 1997, an increase of approximately 31%. On a pro forma basis, the Company's EBITDA for 1998 compared to 1997 increased approximately 21%.

Net interest expense for 1998 was $64 million compared to $4 million for 1997. Net interest expense for 1998 resulted from debt assumed in the American Radio acquisition and interest on a $2.5 billion note due CBS that was created in connection with a dividend from Old Infinity to CBS and repaid in December 1998 with the proceeds from the stock offering (see Note 9 to the consolidated financial statements). Net interest expense for 1997 primarily represents interest on $149 million of notes issued by Old Infinity prior to its acquisition, which were redeemed by the Company in March 1997.

Income taxes for 1998 were $249 million compared to $197 million for 1997. The effective tax rate was 51% for 1998 compared to 53% for the prior year.

Net earnings for 1998 totaled $235 million, or $0.33 per basic share, compared to $178 million, or $0.25 per basic share, for 1997, an increase of $57 million, or $0.08 per basic share.

NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133," which delays the effective date for adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company's derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact our financial results when adopted January 1, 2001.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At December 31, 1999, the Company had approximately $1.9 billion of long-term debt outstanding, substantially all of which was assumed in the December 1999 acquisition of Outdoor Systems and the June 1998 acquisition of American Radio. The Company's equity at year-end 1999 totaled approximately $15.6 billion. As a result, management expects that the Company will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuance of equity securities.

                                    INFINITY BROADCASTING CORPORATION         21

In December 1999, the Company acquired Outdoor Systems for approximately $8.7 billion. The purchase price included the issuance of approximately 233 million shares of the Company's Class A common stock, and the assumption of approximately $1.9 billion of debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock.

In December 1998, the Company completed its IPO, resulting in gross proceeds to the Company of approximately $3.2 billion. The Company used the proceeds to prepay a $2.5 billion intercompany note to CBS, to purchase some of its outstanding debt, and for general corporate purposes.

OPERATING ACTIVITIES

The Company's operating activities provided $652 million of cash in 1999 compared to $442 million in 1998 and $310 million in 1997. The year to year increases relate to improved operating results and cash provided from the operations of American Radio, purchased in June 1998, and Outdoor Systems, purchased in December 1999.

INVESTING ACTIVITIES

The Company's investing activities used $155 million of cash in 1999 as a result of the net impact of acquisitions, divestitures and capital expenditures. During 1998, the Company's investing activities used approximately $1.4 billion of cash, primarily for the June 1998 acquisition of American Radio, compared to $22 million of cash provided in 1997.

The Company's capital expenditures totaled $44 million in 1999 compared to $32 million in 1998 and $15 million in 1997. The Company's business does not require substantial investment of capital. The increase in capital expenditures during 1999 and 1998 was due to the Company's June 1998 acquisition of American Radio and December 1999 acquisition of Outdoor Systems. As a result of the Outdoor Systems acquisition, the Company expects capital expenditures to increase in future periods.

FINANCING ACTIVITIES

Cash used by financing activities totaled $923 million in 1999 compared to cash provided from financing activities of approximately $1.4 billion in 1998. Cash used for financing activities in 1999 related to the Company's repurchase of its Class A common stock and the purchase of its outstanding debt.

During 1999, the Company, pursuant to a $500 million stock buyback authorization, acquired approximately 17.6 million shares of its Class A common stock at a cost of $485 million. In January 2000, the Company expanded its stock buyback authorization by an additional $500 million. As of March 20, 2000, the Company has purchased approximately 4.7 million additional shares at a cost of $156 million.

The Company's revolving credit agreement provides for $1.5 billion of available borrowings. Infinity's borrowings are guaranteed by CBS. Borrowing availability under the credit agreement is subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio.

In December 1999, the Company assumed approximately $1.9 billion in debt as part of the Outdoor Systems acquisition, comprised of revolving credit debt of approximately $1.1 billion and Senior Subordinated Notes (8 7/8% Notes and
9 3/8% Notes) of approximately $0.8 billion. At December 31, 1999, the Company had borrowings under the credit facility of $988 million, of which $38 million were short-term. These borrowings were principally from the refinancing of debt assumed in the Outdoor Systems acquisition.

During 1999, the Company repurchased at market rates, certain outstanding
8 7/8%, 9% and 9 3/8% Senior Subordinated Notes, 9 3/4% Senior Notes and 11 3/8% Subordinated Exchange Debentures with an aggregate face value of $272 million, at a cost of $294 million. Additionally during 1999, the Company redeemed the remaining 7% Convertible Subordinated Debentures with a face value of $76 million, at a cost of $79 million.

As previously discussed, on March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. The Company plans to finance these acquisitions with excess cash from operations and by executing a credit facility which will increase its borrowing availability by $2.0 billion.

Cash provided by financing activities totaled approximately $1.4 billion in 1998 compared to cash used of $329 million in 1997. The Company's IPO generated gross proceeds of approximately $3.2 billion. Offsetting this amount was $2.5 billion of cash used to

 22        INFINITY BROADCASTING CORPORATION
prepay the intercompany note to CBS. During the year, CBS contributed approximately $1.7 billion of cash to Infinity, of which approximately $1.4 billion was in connection with the American Radio acquisition. Also during 1998, the Company repaid $784 million of debt, including $567 million for the revolving credit debt assumed in the American Radio acquisition. Cash used by financing activities of $329 million during 1997 reflects the repayment of Old Infinity debt as well as $180 million of net payments to CBS as the Company generated cash earnings.

Generally, the Company's excess cash can be distributed to shareholders, including CBS, through dividend declarations. However, the Company does not anticipate paying any dividends on its common stock in the near term.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates and foreign exchange rates. To manage this exposure, the Company periodically enters into interest rate and currency exchange agreements. The Company does not use financial instruments for trading purposes and the Company is not a party to any leveraged derivatives.

At December 31, 1999, the Company's long-term debt was approximately $1.9 billion, of which $888 million was fixed-rate debt. The fair value of the Company's fixed-rate debt was approximately $978 million. A 1% decrease in interest rates would increase the fair value of the Company's fixed-rate debt by approximately $30 million. Based on the balance of variable-rate debt at December 31, 1999, a 1% increase in interest rates would increase annual interest expense by approximately $10 million. At December 31, 1998, the Company's debt was $525 million, essentially all of which consisted of fixed-rate obligations. The fair value of the Company's debt at December 31, 1998 was approximately $527 million.

At December 31, 1999, the Company had variable-to-fixed interest rate swap contracts outstanding with a notional value of $775 million. The swap contracts expire within three months. The fair value of these swaps at December 31, 1999, was not material. At December 31, 1998, no interest rate swap contracts were outstanding.

The Company continually monitors its economic exposure to changes in foreign exchange rates and enters into foreign exchange forward contracts to hedge its transaction exposure where appropriate. Foreign exchange forward contracts are used to manage certain of these risks, specifically with respect to the Canadian dollar. These contracts generally mature in less than six months. At December 31, 1999 and 1998, the notional amount of forward contracts was $91 million and $0 million, respectively. A 10% change in Canadian dollar exchange rates in the Company's portfolio would not be material.

The Company's credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by the Company's counterparty. To minimize this risk, the Company selects high credit quality counterparties.

For further information regarding our debt and financial instruments, see Notes 9 and 15 to the consolidated financial statements.

YEAR 2000

The Company has not experienced any significant disruptions to its financial or operating activities caused by the failure of its computerized systems resulting from Year 2000 issues. In addressing this matter, the Company had undertaken efforts to identify, modify or replace and then test systems to ensure Year 2000 compliance by December 31, 1999. Total expenditures of $5 million were necessary to achieve Year 2000 compliance, of which $3 million was incurred in 1999 and $2 million was incurred through December 31, 1998. CBS has incurred an additional $2 million on behalf of the Company to ensure compliance of the management information systems infrastructure. Approximately 60% of these expenditures related to the replacement of existing systems. These costs were funded through the Company's cash flows from operations. All system modification costs were expensed as incurred. The Year 2000 effort also included communications with all significant third party suppliers and customers to determine the extent to which the Company's systems were vulnerable to those parties' failures to reach Year 2000 compliance. There has been no significant loss of revenue, unanticipated costs or service interruptions.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations," contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of

                                    INFINITY BROADCASTING CORPORATION         23

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

Such risks, uncertainties, and factors include, but are not limited to, the impact of changes in national, regional and local economies; successful integration of any acquired properties; the Company's ability to develop and/or acquire radio on-air talent and programming and to attract and retain advertisers; the impact of significant competition from other radio stations and programming alternatives such as broadcast television, newspapers, magazines, cable television, the Internet, direct mail, and the impact of new technologies; changes in FCC regulations; increased governmental regulation of the location, size or content of outdoor advertising; and such other competitive and business risks as from time to time may be detailed in the Company's Securities and Exchange Commission reports.

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

 24        INFINITY BROADCASTING CORPORATION

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

The Board of Directors pursues its responsibility for the Company's financial statements through its Audit Committee composed of directors who are not officers or employees of the Company. The Audit Committee meets regularly with the independent auditors, management, and the corporate auditors. The independent auditors and the corporate auditors have direct access to the Audit Committee, with and without the presence of management representatives, to discuss the scope and results of their audit work and their comments on the adequacy of internal accounting controls and the quality of financial reporting.

We believe that the Company's policies and procedures, including its system of internal accounting controls, provide reasonable assurance that the financial statements are prepared in accordance with the applicable securities laws and with a corresponding standard of business conduct.

                                    INFINITY BROADCASTING CORPORATION         25

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFINITY BROADCASTING CORPORATION:

We have audited the accompanying consolidated balance sheet of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive income, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP
New York, New York
January 25, 2000, except as to
Note 17, which is as of March 21, 2000

 26        INFINITY BROADCASTING CORPORATION

CONSOLIDATED STATEMENTS OF EARNINGS AND
COMPREHENSIVE INCOME
(in thousands except earnings per-share amounts)

YEAR ENDED DECEMBER 31,                                        1999            1998            1997
---------------------------------------------------------------------------------------------------
Total revenues                                           $2,790,571      $2,162,063      $1,691,517
Less agency commissions                                    (341,439)       (268,959)       (211,426)
---------------------------------------------------------------------------------------------------
Net revenues                                              2,449,132       1,893,104       1,480,091
---------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and
  amortization                                            1,383,010       1,101,562         910,682
Depreciation and amortization                               324,956         249,652         197,135
---------------------------------------------------------------------------------------------------
Total operating expenses                                  1,707,966       1,351,214       1,107,817
---------------------------------------------------------------------------------------------------
Operating earnings                                          741,166         541,890         372,274
Interest expense, net                                       (15,540)        (63,773)         (3,645)
Other income, net                                               500           6,324           5,610
---------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest          726,126         484,441         374,239
Income taxes                                               (349,146)       (248,776)       (196,978)
Minority interest in (income) loss of consolidated
  subsidiaries                                                  (16)           (859)            368
---------------------------------------------------------------------------------------------------
Net earnings                                             $  376,964      $  234,806      $  177,629
---------------------------------------------------------------------------------------------------
Basic earnings per common share                          $     0.44      $     0.33      $     0.25
Diluted earnings per common share                        $     0.43      $     0.33      $     0.25
---------------------------------------------------------------------------------------------------
Weighed average common shares outstanding --
  Basic                                                     866,553         706,379         700,000
  Diluted                                                   867,972         706,379         700,000
---------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME:
Net earnings                                             $  376,964      $  234,806      $  177,629
Foreign currency translation adjustment                     (13,300)             --              --
---------------------------------------------------------------------------------------------------
Comprehensive income                                     $  363,664      $  234,806      $  177,629
---------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                    INFINITY BROADCASTING CORPORATION         27

CONSOLIDATED BALANCE SHEET
(in thousands except per-share amounts)

DECEMBER 31,                                                         1999             1998
------------------------------------------------------------------------------------------
ASSETS:
  Cash and cash equivalents                                   $    71,636      $   497,701
  Receivables (net of allowance for doubtful accounts of
     $48,868 and $27,463, respectively)                           748,622          460,966
  Prepaid and other current assets                                108,846           39,206
  Deferred income taxes                                            44,017           19,641
------------------------------------------------------------------------------------------
  Total current assets                                            973,121        1,017,514
  Property and equipment, net                                   2,091,735          236,584
  Intangible assets, net                                       15,927,693        9,359,170
  Other assets                                                    334,906          184,975
------------------------------------------------------------------------------------------
Total assets                                                  $19,327,455      $10,798,243
------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                       $   314,014      $   176,430
  Accrued compensation                                             69,170           39,750
  Accrued interest                                                 17,112           12,113
  Accrued income taxes                                             12,192            3,000
  Short-term debt                                                  38,000               --
  Other current liabilities                                           943              647
------------------------------------------------------------------------------------------
  Total current liabilities                                       451,431          231,940
  Long-term debt                                                1,906,348          523,960
  Deferred income taxes                                         1,313,398        1,156,244
  Other noncurrent liabilities                                     65,236           28,072
------------------------------------------------------------------------------------------
Total liabilities                                               3,736,413        1,940,216
------------------------------------------------------------------------------------------
Contingent liabilities and other commitments
------------------------------------------------------------------------------------------
Stockholders' equity:
  Preferred stock, par value $0.01 (50,000 shares
     authorized, no shares issued)                                     --               --
  Class A common stock, par value $0.01 (2,000,000 shares
     authorized, 390,709 and 155,250 shares issued at
     December 31, 1999 and 1998, respectively)                      3,907            1,553
  Class B common stock, par value $0.01 (2,000,000 shares
     authorized, 700,000 shares issued at December 31, 1999
     and 1998, respectively)                                        7,000            7,000
  Capital in excess of par value                               15,657,734        8,805,448
  Accumulated earnings                                            420,990           44,026
  Accumulated other comprehensive loss                            (13,300)              --
------------------------------------------------------------------------------------------
                                                               16,076,331        8,858,027
  Less: Common stock held in treasury, at cost (17,636
        shares and zero shares held in treasury at December
        31, 1999 and 1998, respectively)                         (485,289)              --
------------------------------------------------------------------------------------------
Total stockholders' equity                                     15,591,042        8,858,027
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                    $19,327,455      $10,798,243
------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

 28        INFINITY BROADCASTING CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

YEAR ENDED DECEMBER 31,                                             1999             1998           1997
--------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                               $   376,964      $   234,806      $ 177,629
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                324,956          249,652        197,135
    Deferred taxes                                                15,122           12,156         13,883
    Gain on sales of assets, net                                      --           (3,703)        (3,584)
    Other noncash items                                           (6,241)          (6,970)            --
    Changes in assets and liabilities, net of acquisitions
       and dispositions:
       Increase in accounts receivable                           (94,068)         (37,695)       (35,382)
       (Increase) decrease in other assets                       (30,861)          14,120        (14,924)
       Increase (decrease) in accounts payable and accrued
         expenses                                                 57,721           (7,633)       (11,459)
       (Decrease) increase in accrued interest                   (19,279)           5,210         (3,858)
       Increase in accrued income taxes payable                   30,511            3,000             --
       Decrease in other liabilities                              (2,937)         (20,940)        (9,176)
--------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                        651,888          442,003        310,264
--------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Proceeds from dispositions                                      58,750          138,731         87,475
  Business acquisitions and investments                         (169,364)      (1,509,634)       (50,341)
  Capital expenditures                                           (44,076)         (31,717)       (15,264)
--------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities            (154,690)      (1,402,620)        21,870
--------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Receipts from (payments to) CBS, net                                --        1,698,429       (179,563)
  Repayment of CBS note                                               --       (2,500,000)            --
  Dividends paid to CBS                                               --          (25,200)            --
  Net proceeds from issuance of common stock                          --        3,046,652             --
  Net increase in short-term debt                                 38,000               --             --
  Bank revolver borrowings                                       963,000               --             --
  Bank revolver payments                                         (13,000)              --             --
  Outdoor Systems bank revolver payments                      (1,054,162)              --             --
  Payment of notes and convertible debentures                   (373,007)        (784,085)      (149,931)
  Treasury stock repurchase                                     (485,289)              --             --
  Proceeds from exercise of stock options                          1,195               --             --
--------------------------------------------------------------------------------------------------------
Net cash (used for) provided by financing activities            (923,263)       1,435,796       (329,494)
--------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                (426,065)         475,179          2,640
Cash and cash equivalents at beginning of year                   497,701           22,522         19,882
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $    71,636      $   497,701      $  22,522
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                 $    57,266      $    67,974      $   9,058
    Income taxes                                                 305,756          233,905        163,720
--------------------------------------------------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

                                    INFINITY BROADCASTING CORPORATION         29

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands)

                                                     CLASS A            CLASS B                                     ACCUMULATED
                               PREFERRED STOCK     COMMON STOCK       COMMON STOCK     CAPITAL IN                      OTHER
                               ---------------   ----------------   ----------------    EXCESS OF    ACCUMULATED   COMPREHENSIVE
                               SHARES   AMOUNT   SHARES    AMOUNT   SHARES    AMOUNT    PAR VALUE     EARNINGS         LOSS
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996    --      $  --         --   $  --         --   $  --    $ 6,216,175    $202,526       $     --
Net earnings                                                                                           177,629
Contribution to prepay
 long-term debt                                                                            149,931
Cash from operations returned
 to CBS                                                                                   (329,493)
Other intercompany activity,
 net                                                                                       (19,380)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    --      $  --         --   $  --         --   $  --    $ 6,017,233    $380,155       $     --
Net earnings                                                                                           234,806
Contribution for American
 Radio acquisition                                                                       1,400,000
Contribution to repay
 American Radio credit
   facility                                                                                566,576
Contribution to repay
 American Radio long-term
   debt                                                                                     71,096
Dividends paid to CBS                                                                   (1,954,265)   (570,935)
Issuance of Class A
 common stock                                    155,250   1,553                         3,045,099
Issuance of Class B
 common stock                                                       700,000   7,000         (7,000)
Cash from operations returned
 to CBS                                                                                   (335,680)
Other intercompany activity,
 net                                                                                         2,389
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998    --      $  --    155,250   $1,553   700,000   $7,000   $ 8,805,448    $ 44,026       $     --
Net earnings                                                                                           376,964
Stock issued in conjunction
 with acquisition                                234,735   2,347                         6,770,511
Purchase of treasury stock
Exercise of options, net of
 related tax benefit                                 724       7                            12,571
Gain on equity method
 investment, net of related
 tax benefit                                                                                69,204
Comprehensive income:
 Foreign currency translation
  adjustment                                                                                                          (13,300)
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    --      $  --    390,709   $3,907   700,000   $7,000   $15,657,734    $420,990       $(13,300)
--------------------------------------------------------------------------------------------------------------------------------


                                 COMMON          TOTAL
                               STOCK HELD    STOCKHOLDERS'
                               IN TREASURY      EQUITY
Balance at December 31, 1996    $      --     $ 6,418,701
Net earnings                                      177,629
Contribution to prepay
 long-term debt                                   149,931
Cash from operations returned
 to CBS                                          (329,493)
Other intercompany activity,
 net                                              (19,380)
-----------------------------------------------------------------
Balance at December 31, 1997    $      --     $ 6,397,388
Net earnings                                      234,806
Contribution for American
 Radio acquisition                              1,400,000
Contribution to repay
 American Radio credit
   facility                                       566,576
Contribution to repay
 American Radio long-term
   debt                                            71,096
Dividends paid to CBS                          (2,525,200)
Issuance of Class A
 common stock                                   3,046,652
Issuance of Class B
 common stock                                          --
Cash from operations returned
 to CBS                                          (335,680)
Other intercompany activity,
 net                                                2,389
-----------------------------------------------------------------
Balance at December 31, 1998    $      --     $ 8,858,027
Net earnings                                      376,964
Stock issued in conjunction
 with acquisition                               6,772,858
Purchase of treasury stock       (485,289)       (485,289)
Exercise of options, net of
 related tax benefit                               12,578
Gain on equity method
 investment, net of related
 tax benefit                                       69,204
Comprehensive income:
 Foreign currency translation
  adjustment                                      (13,300)
-----------------------------------------------------------------
Balance at December 31, 1999    $(485,289)    $15,591,042
-----------------------------------------------------------------

See accompanying Notes to the Consolidated Financial Statements.

 30        INFINITY BROADCASTING CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION

Infinity Broadcasting Corporation (Infinity or the Company) was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's
(CBS) out-of-home media business, consisting of radio and outdoor advertising. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties and related assets. The Company completed an initial public offering of approximately 155 million shares of its Class A common stock in December 1998 (the IPO).

The consolidated financial statements have been prepared assuming that the Company existed as a stand-alone entity during all periods presented. Any acquisitions of radio or outdoor advertising properties by CBS during this period have been presented as the Company's transactions, and any consideration to effect these acquisitions has been treated as a capital contribution by CBS to the Company. These acquisitions include: (a) the radio operations of CBS Inc. in November 1995; (b) Infinity Media Corporation (formerly Infinity Broadcasting Corporation) and subsidiaries, which include TDI Worldwide Inc. (TDI), (collectively, Old Infinity) on December 31, 1996; and (c) the radio operations of American Radio Systems Corporation (American Radio), now known as CBS Radio Inc., on June 4, 1998. The operating results of the acquired entities have been included in the Company's Consolidated Statements of Earnings and Comprehensive Income from their respective dates of acquisition. See Note 3 to the consolidated financial statements.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the net assets and entities described in Note 1 to the consolidated financial statements. All material intercompany accounts and transactions have been eliminated. Equity method investments are stated at their cost of acquisition adjusted for our equity in undistributed net income (loss) since the date of acquisition.

REVENUE RECOGNITION

Revenues are primarily derived from the sale of radio advertising spots and outdoor advertising space. Radio advertising revenue is recognized when the spots are broadcast. Revenues from outdoor advertising space are recognized proportionately over the contract term.

STOCK-BASED COMPENSATION

The Company measures compensation cost for stock-based awards, including awards by CBS, using the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma net earnings and pro forma earnings per share disclosures using the fair value based method defined in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and other related information are provided in Note 13 to the consolidated financial statements.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is generally computed on the straight-line method based on useful lives of 27.5 to 40 years for buildings, 20 years for land improvements, 5 to 20 years for advertising structures and 3 to 12 years for equipment. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. Expenditures for additions and improvements are capitalized, and costs for repairs and maintenance are charged to operations as incurred.

CASH AND CASH EQUIVALENTS

The Company considers all investment securities with a maturity of three months or less when acquired to be cash equivalents. All cash and temporary investments are placed with high credit quality financial institutions, and the amount of credit exposure to any one financial institution is limited.

                                    INFINITY BROADCASTING CORPORATION         31

INTANGIBLE ASSETS

Intangible assets primarily include goodwill, Federal Communications Commission
(FCC) licenses, which are limited as to availability and have historically appreciated in value with the passage of time, and franchise agreements, which include transit franchise and other land rights. Goodwill represents the excess of the purchase price of acquired businesses over the estimated fair value of tangible and identifiable intangible net assets acquired. FCC licenses and goodwill are amortized using the straight-line method over 20 to 40 years. Franchise agreements are amortized over the anticipated life of the contract, which is between 20 to 25 years. Subsequent to the acquisition of an intangible or other long-lived asset, the Company evaluates whether later events and circumstances indicate the remaining estimated useful life of that asset may warrant revision or that the remaining carrying value of such asset may not be recoverable. When factors indicate that an intangible or other long-lived asset should be evaluated for possible impairment, the Company uses an estimate of the related asset's undiscounted future cash flows over the remaining life of that asset in measuring recoverability. If such an analysis indicates that impairment has in fact occurred, the Company writes down the book value of the intangible or other long-lived asset to its fair value, generally measured by discounted future cash flows.

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

INCOME TAXES

Income taxes are provided using the asset and liability method in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized based on differences between book and tax basis of assets and liabilities using presently enacted tax rates. The provision for income taxes is the sum of the amount of income taxes paid or payable for the year as determined by applying the provisions of enacted tax laws to taxable income for that year and the net changes during the year in the Company's deferred tax assets and liabilities other than changes arising from acquisitions and dispositions.

The Company has entered into a tax sharing agreement with CBS (the Tax Sharing Agreement) (see Note 14 to the consolidated financial statements). Prior to the Company's December 1998 initial public offering, current taxes payable were paid immediately through contributed capital. Subsequent to the initial public offering, the Company reimburses CBS as if it were a stand-alone taxpayer, based upon the terms of the Tax Sharing Agreement. During 1999, the Company paid to CBS $290 million for federal and state income and franchise taxes calculated on a stand-alone basis.

Through December 7, 1999, the Company was included as part of CBS's consolidated federal income tax return. The Company has provided for income taxes as if it were a stand-alone taxpayer in accordance with SFAS 109. As a result of the dilution of CBS's ownership interest in Infinity caused by the issuance of shares to acquire Outdoor Systems, Inc. (Outdoor Systems), now known as Infinity Outdoor, Inc., Infinity and CBS will no longer be permitted to file consolidated federal tax returns. Subsequent to December 7, 1999, the Company will file a separate consolidated federal tax return. The Company will continue to be consolidated or combined with CBS in state filings, where applicable.

EARNINGS PER SHARE

The earnings per share have been presented assuming that 700 million shares of Class B common stock were outstanding for all periods presented prior to the Company's IPO. For the year ended December 31, 1999, basic and fully diluted weighted average shares outstanding totaled approximately 867 million and 868 million, respectively. The difference between basic and fully diluted weighted average shares outstanding relates to the dilutive effect of stock options. Basic and fully diluted weighted average shares outstanding totaled approximately 706 million at December 31, 1998.

ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the

 32        INFINITY BROADCASTING CORPORATION
date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to intangible assets, program rights, contracts, allowances for doubtful accounts, income taxes and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates.

SUBSIDIARY STOCK TRANSACTIONS

Gains and losses on subsidiary and equity investee stock transactions are recognized directly in stockholders' equity through an increase or decrease to capital in excess of par value in the period in which the transaction occurs.

DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments are used, from time to time, to manage interest rate and foreign currency exchange risks. The Company does not use financial instruments for trading or speculative purposes and the Company is not a party to any leveraged derivatives.

Under interest rate swap contracts, the differentials to be received or paid are recognized as an adjustment to interest expense over the life of the contract. Gains and losses on terminations of swap contracts are recognized as interest expense when terminated in conjunction with the termination of the hedged transaction, or to the extent that such hedged transaction remains outstanding, deferred and amortized to interest expense over the remaining life of the hedged transaction.

Forward exchange contracts are used to hedge the currency fluctuations on transactions denominated in foreign currencies. Gains and losses on forward exchange contracts and the offsetting losses and gains on hedged transactions are recorded currently in other income, net in the Consolidated Statements of Earnings and Comprehensive Income. Forward exchange contracts are carried at fair value and are reflected in other current assets or other current liabilities, as appropriate in the Consolidated Balance Sheet.

NEW PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, SFAS 133 was amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133," which delays the effective date for adoption of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company's derivative and hedging transactions are not material and it is anticipated that adoption of this standard will not materially impact the Company's financial results when adopted January 1, 2001.

NOTE 3: ACQUISITIONS

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, now known as Infinity Outdoor, Inc., for approximately $8.7 billion, which includes the issuance of approximately 233 million shares of the Company's Class A common stock and the assumption of approximately $1.9 billion of debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a 30 year period. On December 6, 1999, CBS, Infinity and Outdoor Systems (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Outdoor Systems. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On June 4, 1998, the Company completed the acquisition of the radio broadcasting operations of American Radio for approximately $1.4 billion in cash plus the assumption of debt with a fair value of approximately $1.3 billion. The Company received a capital contribution of approximately $1.4 billion from CBS to effect this acquisition and received an additional capital contribution of $567 million to repay a portion of the debt assumed in the American Radio acquisition. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a 40 year period.

The estimated fair values of the Outdoor Systems (which are based upon preliminary estimates that may

                                    INFINITY BROADCASTING CORPORATION         33
be modified at a later date) and American Radio assets acquired and liabilities assumed are summarized in the following table:

FAIR VALUES OF ASSETS ACQUIRED AND LIABILITIES ASSUMED
(in millions)

                                   OUTDOOR        AMERICAN
                                   SYSTEMS         RADIO
                                AT DECEMBER 7,   AT JUNE 4,
                                     1999           1998
-----------------------------------------------------------
Cash                               $    38        $    18
Receivables                            192             88
Property and equipment               1,846            129
Identifiable intangible assets:
  FCC licenses                          --          2,346
  Goodwill                           6,531            825
Other assets                           228             53
Debt                                (1,865)        (1,316)
Deferred income taxes                  (92)          (654)
Other liabilities                     (106)           (89)
-----------------------------------------------------------
Total purchase price               $ 6,772        $ 1,400
-----------------------------------------------------------

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of Outdoor Systems and American Radio as if the acquisitions occurred on January 1, 1998. The pro forma results give effect to certain purchase accounting adjustments, including additional depreciation expense resulting from a step-up in the basis of fixed assets, additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, the related income tax effects and issuance of additional shares of Class A common stock.

PRO FORMA RESULTS
(unaudited, in millions except per-share amounts)

YEAR ENDED DECEMBER 31,                 1999      1998
------------------------------------------------------
Net revenues                          $3,178    $2,734
Net earnings                             238        73
Net earnings per common share --
  Basic and diluted                     0.22      0.08
------------------------------------------------------

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Outdoor Systems and American Radio acquisitions been consummated on January 1, 1998. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

NOTE 4: EMPLOYEE BENEFIT PLANS

Certain of the Company's employees are covered by various pension plans sponsored by CBS. Most pension plan benefits are based on either a formula based on career earnings or a final average compensation amount. Pension benefits generally are paid from trusts funded by contributions from the Company. The pension funding policy is consistent with funding requirements of U.S. federal and other governmental laws and regulations. Certain employees are also covered by postretirement benefit arrangements sponsored by CBS consisting of various retiree medical, dental and life insurance arrangements.

The Company has accounted for these plans as multi-employer plans. The Company's allocated expense under benefit plans sponsored by CBS was as follows:

BENEFIT PLAN COSTS
(in thousands)

YEAR ENDED DECEMBER 31,             1999     1998     1997
----------------------------------------------------------
Pension plan cost                   $935   $4,199   $5,451
Postretirement benefit plan cost     430    1,647    1,524
----------------------------------------------------------

SFAS No. 112, "Employers Accounting for Postemployment Benefits," does not have a significant effect on the Company's consolidated financial position or results of operations.

The majority of the Company's employees can participate in various defined contribution savings plans sponsored by the Company. During 1999, 1998 and 1997, certain employees of the Company participated in defined contribution savings plans sponsored by CBS. Such plans generally allow employees to contribute up to 15% of their income on a pretax basis. Depending on the particular plan, the Company will match from 30% to 50% of the first 5% of the employee's base earnings, match 50% of the first 6% of the employee's base earnings, match up to $1,000, or match on a discretionary basis.

NOTE 5: INCOME TAXES

INCOME TAX EXPENSE
(in thousands)

YEAR ENDED DECEMBER 31,         1999       1998       1997
----------------------------------------------------------
Current:
  Federal                   $276,631   $185,598   $143,900
  State                       50,521     41,880     32,406
  Foreign                      6,872      9,142      6,789
----------------------------------------------------------
Total current income tax
  expense                    334,024    236,620    183,095
----------------------------------------------------------
Deferred:
  Federal                     10,212     10,004     11,426
  State                        4,910      2,152      2,457
----------------------------------------------------------
Total deferred income tax
  expense                     15,122     12,156     13,883
----------------------------------------------------------
Income tax expense          $349,146   $248,776   $196,978
----------------------------------------------------------

 34        INFINITY BROADCASTING CORPORATION

The Company has Mexican net operating loss carry-forwards of $254 million as of December 31, 1999. These net operating losses arose from the operations of Outdoor Systems prior to its acquisition in December 1999. During 1999, the Company utilized U.S. net operating losses of $21 million or $7 million of income tax benefit. The Mexican net operating loss carryforwards expire in 2008. In addition, the Company has a U.S. alternative minimum tax loss carryforward of $14 million, comprised of $9 million from the acquisition of Outdoor Systems and $5 million generated during 1999.

Although realization is not assured, management believes, based on operating results in 1999 and its expectations for the future, that the taxable income of the Company will more likely than not be sufficient to utilize all of the net operating loss carryforwards prior to their expiration.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. The types of differences that give rise to deferred income tax assets and liabilities are presented in the table below:

DEFERRED INCOME TAXES BY SOURCE
(in thousands)

DECEMBER 31,                         1999          1998
-------------------------------------------------------
Deferred tax assets:
  Provision for expenses and
    losses                     $  102,450    $  112,936
  Operating losses and credit
    Carryforwards                 105,000            --
  Other                            20,556            --
-------------------------------------------------------
Total deferred tax asset          228,006       112,936
-------------------------------------------------------
Deferred tax liabilities:
  Property, equipment, and
    intangible assets           1,256,677     1,083,989
  Other                           240,710       165,550
-------------------------------------------------------
Total deferred tax
  liabilities                   1,497,387     1,249,539
-------------------------------------------------------
Deferred income tax
  liabilities, net             $1,269,381    $1,136,603
-------------------------------------------------------

A reconciliation of the U.S. Federal statutory tax rate on earnings to the Company's effective tax rate on earnings before income taxes is summarized as follows:

EFFECTIVE TAX RATE RECONCILIATION

YEAR ENDED DECEMBER 31,             1999   1998   1997
------------------------------------------------------
Federal income tax statutory rate    35%    35%    35%
Increase in rate resulting from:
  Amortization of non-deductible
    goodwill                          7     10     11
  State income tax expense, net of
    federal effect                    5      6      6
  Other                               1     --      1
------------------------------------------------------
Income tax effective rate            48%    51%    53%
------------------------------------------------------

The Company has entered into a Tax Sharing Agreement with CBS (see Notes 2 and 14 to the consolidated financial statements).

NOTE 6: PROPERTY AND EQUIPMENT
(in thousands)

DECEMBER 31,                            1999       1998
-------------------------------------------------------
Advertising structures            $1,779,792   $ 12,622
Land and buildings                   195,201    116,218
Equipment                            205,026    169,867
Construction in progress              24,793     11,714
-------------------------------------------------------
Property and equipment, at cost    2,204,812    310,421
Accumulated depreciation            (113,077)   (73,837)
-------------------------------------------------------
Property and equipment, net       $2,091,735   $236,584
-------------------------------------------------------

Included in advertising structures are costs allocated to display leases totaling $813 million and $0 million at December 31, 1999 and 1998, respectively. For the years ended December 31, 1999, 1998, and 1997, depreciation expense totaled $43 million, $26 million, and $20 million, respectively.

NOTE 7: INTANGIBLE ASSETS
(in thousands)

DECEMBER 31,                           1999         1998
--------------------------------------------------------
Goodwill                        $12,370,590   $5,789,580
FCC licenses                      3,859,496    3,804,541
Transit franchise agreements        391,890      276,750
Other intangible assets              96,522           --
--------------------------------------------------------
Intangible assets, at cost       16,718,498    9,870,871
Accumulated amortization           (790,805)    (511,701)
--------------------------------------------------------
Intangible assets, net          $15,927,693   $9,359,170
--------------------------------------------------------

For the years ended December 31, 1999, 1998 and 1997, amortization expense totaled $282 million, $223 million, and $177 million, respectively.

Goodwill, FCC licenses and franchise agreements are presented in the Consolidated Balance Sheet net of accumulated amortization. As of December 31, 1999 and 1998, accumulated amortization for goodwill was $530 million and $363 million, respectively, accumulated amortization for FCC licenses was $217 million and $120 million, respectively, and accumulated amortization for franchise agreements and other intangible assets was $44 million and $28 million, respectively.

                                    INFINITY BROADCASTING CORPORATION         35

NOTE 8: ACCOUNTS PAYABLE AND ACCRUED EXPENSES
(in thousands)

DECEMBER 31,                              1999       1998
---------------------------------------------------------
Accounts payable                      $ 75,898   $ 41,685
Accrued franchise payments              40,841     25,562
Other                                  197,275    109,183
---------------------------------------------------------
Total accounts payable and accrued
  expenses                            $314,014   $176,430
---------------------------------------------------------

NOTE 9: DEBT

LONG-TERM DEBT
(in thousands)

DECEMBER 31,                                1999       1998
-----------------------------------------------------------
Revolver                              $  950,000   $     --
8 7/8% Senior Subordinated Notes,
  due 2007                               447,360         --
9 3/8% Senior Subordinated Notes,
  due 2006                               212,120         --
9 3/4% Senior Notes, due 2005            105,310    148,960
9% Senior Subordinated Notes, due
  2006                                    67,802    152,485
11 3/8% Subordinated Exchange
  Debentures, due 2009                    46,543     98,832
7% Convertible Subordinated
  Debentures, due 2011                        --     78,812
Other                                      8,855      3,191
Unamortized premium, net                  69,280     42,328
-----------------------------------------------------------
Total                                 $1,907,270   $524,608
Less current portion                        (922)      (648)
-----------------------------------------------------------
Long-term debt, net of current
  portion                             $1,906,348   $523,960
-----------------------------------------------------------

In connection with the formation and capitalization of the Company as discussed in Note 1, the Company entered into an agreement with CBS, whereby Infinity had access to a five-year revolving credit agreement, expiring August 29, 2001. The revolving credit facility, as amended in December 1999, provides for $1.5 billion of credit available for the exclusive use of Infinity. Infinity borrowings are guaranteed by CBS. The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on CBS's senior unsecured debt rating and leverage ratio. Borrowing availability under the credit agreement is subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio. At December 31, 1999, the Company had borrowings under the credit facility of $988 million, of which $38 million were short-term. These borrowings were principally from the refinancing of debt assumed upon the closing of the Outdoor Systems acquisition.

In December 1999, the Company assumed approximately $1.9 billion in debt as part of the Outdoor Systems acquisition, comprised of revolving credit debt of approximately $1.1 billion and Senior Subordinated Notes (8 7/8% Notes and
9 3/8% Notes) of approximately $0.8 billion. The 8 7/8% Notes and 9 3/8% Notes were recorded at their fair market value as of the acquisition date, which resulted in a net premium of approximately $59 million. The indentures for each of these obligations contain covenants applicable to Outdoor Systems including, among others, limitations on sales of assets, dividend payments, future indebtedness and the issuance of preferred stock. Under the most restrictive of the covenants of these indentures, $440 million of Outdoor Systems net assets at December 31, 1999, are restricted. This in turn, limits the ability of Outdoor Systems to pay dividends. As a result of the change in control related to the acquisition of Outdoor Systems by Infinity, an offer to purchase the outstanding securities was made in January 2000. The offer expired in February 2000 and $6 million of the notes were redeemed.

In conjunction with the June 1998 acquisition of American Radio, the Company assumed approximately $1.3 billion of American Radio debt, of which $567 million, borrowed under their revolving credit agreement, was repaid immediately upon acquisition. The 9% Senior Subordinated Notes, the 9 3/4% Senior Notes, and the 11 3/8% Cumulative Exchangeable Preferred Stock (subsequently exchanged into 11 3/8% Subordinated Exchange Debentures) were recorded at their fair market value as of the acquisition date, which resulted in a net premium of $73 million. At the time of the acquisition, American Radio's 7% Convertible Exchangeable Preferred Stock remained outstanding. In September 1998, this preferred stock was converted into 7% Convertible Subordinated Debentures. Under the most restrictive covenants of the indentures relating to the American Radio debt, approximately $1.2 billion of American Radio's net assets at December 31, 1999 are restricted. This, in turn, limits the ability of American Radio to pay dividends.

During 1999, the Company purchased at market prices, certain outstanding 8 7/8%, 9% and 9 3/8% Senior Subordinated Notes, 9 3/4% Senior Notes and 11 3/8% Subordinated Exchange Debentures with an aggregate face value of $272 million, at a cost of $294 million. Additionally during 1999, the Company redeemed the remaining shares of the 7% Convertible Subordinated Debentures with a face value of $76 million, at a cost of $79 million. During 1998, the Company purchased at market prices, certain outstanding 11 3/8% Subordinated Exchange Debentures and 9% Senior Subordinated Notes with a face value of $128 million, at a cost of $148 million. Addition-

 36        INFINITY BROADCASTING CORPORATION
ally during 1998, the Company redeemed shares of the 7% Convertible Subordinated Debentures with a face value of $61 million, at a cost of $64 million.

There are no significant scheduled long-term debt repayments from January 1, 2000 to December 31, 2004, except for the revolving credit facility, which is due in 2001.

NOTE 10: LEGAL MATTERS

The Company is party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

NOTE 11: CONTINGENT LIABILITIES AND OTHER COMMITMENTS

LEASES

The Company has commitments under operating leases for certain facilities and equipment. Rental expense for the years ended December 31, 1999, 1998, and 1997 was $52 million, $30 million, and $18 million, respectively. These totals include immaterial amounts for contingent rentals and sublease income.

Additionally, the Company has franchise rights entitling it to display advertising on such outdoor media as buses, taxis, trains, bus shelters, terminals, billboards, and phone kiosks. Under most of these franchise agreements, the franchiser is entitled to receive the greater of a percentage of the relevant advertising revenues, net of advertising agency fees, or a specified guaranteed minimum annual payment. Franchise payments totaled $271 million, $222 million and $192 million in 1999, 1998 and 1997, respectively.

At December 31, 1999, aggregate minimum rental and franchise payments due during the next five years and thereafter are as follows:

MINIMUM RENTAL PAYMENTS
(in thousands)

                                             GUARANTEED
                                              MINIMUM
                                 OPERATING   FRANCHISE
                                  LEASES      PAYMENTS
-------------------------------------------------------
2000                             $130,177     $201,952
2001                              101,289      189,738
2002                               83,121      144,291
2003                               69,587      107,633
2004                               46,012       88,048
Thereafter                        113,388      104,686
-------------------------------------------------------
Minimum rental payments          $543,574     $836,348
-------------------------------------------------------

OTHER COMMITMENTS

The Company routinely enters into commitments to purchase broadcast rights. Expenses for broadcast rights totaled $65 million, $48 million and $34 million for the years ended December 31, 1999, 1998 and 1997, respectively. These contracts permit the broadcast of such properties for various periods. At December 31, 1999, the Company was committed to make payments under such broadcasting contracts, along with commitments for talent contracts, of $154 million. At December 31, 1999, aggregate payments for these commitments during the next five years and thereafter are as follows:

OTHER COMMITMENTS
(in thousands)

-------------------------------------------------------
2000                                           $ 84,667
2001                                             35,616
2002                                             20,490
2003                                              7,319
2004                                              3,962
Thereafter                                        2,228
-------------------------------------------------------
Total other commitments                        $154,282
-------------------------------------------------------

NOTE 12: STOCKHOLDERS' EQUITY

In December 1998, the Company completed its IPO, resulting in gross proceeds to the Company of approximately $3.2 billion. Prior to December 1998, the Company was a wholly-owned subsidiary of CBS. Immediately prior to the IPO, the Company amended its Certificate of Incorporation to change its authorized capital stock to 50 million shares of Preferred Stock, 2 billion shares of Class A common stock, and 2 billion shares of Class B common stock.

On June 17, 1999, the Company announced that its board of directors had authorized the purchase of up to $500 million of its Class A common stock. On January 13, 2000, the Company expanded its stock buy-back program to purchase an additional $500 million of the Company's Class A common stock. During 1999, the Company acquired approximately 17.6 million shares of its Class A common stock at a cost of $485 million and as of December 31, 1999, the acquired shares remain held in treasury. The entire buy-back was funded from the Company's internal cash resources.

On December 7, 1999, the Company acquired Outdoor Systems for approximately $8.7 billion. The total purchase price was paid through the issuance of approximately 233 million shares of the Company's Class A common stock and the assumption of approximately $1.9 billion of debt, at fair value, and

                                    INFINITY BROADCASTING CORPORATION         37
stock options to acquire approximately 28 million shares of the Company's Class A common stock. The acquisition is being accounted for under the purchase method.

Subsequent to the merger between Westwood One and Metro Networks, Inc., the Company beneficially owns shares and vested warrants representing approximately 17% of Westwood One's common stock. The Company recognized a change in interest gain of $69 million, net of deferred taxes of $45 million, increasing the carrying value of the Company's investment in Westwood One to $253 million. The Company accounts for its investment in Westwood One using the equity method of accounting. Based upon quoted market prices at December 31, 1999, the market value of the Company's investment in Westwood One would have exceeded the carrying value of the investment by $355 million.

As of December 31, 1999, the Company had approximately 373 million shares of Class A common stock outstanding and 700 million shares of Class B common stock outstanding. As of December 31, 1998, the Company had approximately 155 million shares of Class A common stock outstanding and 700 million shares of Class B common stock outstanding. As of December 31, 1999 and 1998, no preferred shares were issued. As of December 31, 1999, CBS beneficially owned 100% of the Class B common stock, representing 64.3% of the Company's equity ownership and 90.0% of the combined voting power of the Company's Class A and Class B common stock, on a fully diluted basis.

Holders of Class A common stock and Class B common stock generally have identical voting rights and vote together as a single class (and not as separate classes), except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to five votes per share, and the shares of Class B common stock maintain certain conversion rights and transfer restrictions. Holders of Class A common stock and Class B common stock will share equally on a per-share basis in any dividends declared by the Board of Directors. At December 31, 1999, the number of recordholders of the Class A and Class B common stock was approximately 650 and 1, respectively.

NOTE 13: STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based compensation plans under APB Opinion 25. For stock options granted, the option price is not less than the market value of shares on the grant date; therefore, no compensation cost has been recognized for stock options granted.

At December 31, 1999, the Company had several stock-based compensation plans that provide for the granting of stock-based awards, including non-statutory stock options, to non-employee directors of the Company, officers or employees of the Company, its parent, or their subsidiaries. At December 31, 1999, approximately 18 million shares of the Company's Class A common stock were authorized for awards under the plans, of which approximately 12 million shares remained available for future award. Generally, stock option awards vest over three years from the date of grant and expire ten years from the date of grant.

In conjunction with the acquisition of Outdoor Systems on December 7, 1999, the Company assumed approximately 28 million options to acquire shares of the Company's Class A common stock with a weighted-average exercise price of $2.89 per share.

                       INFINITY STOCK OPTION INFORMATION

                                      1999
                             ----------------------
                                          WEIGHTED-
                                           AVERAGE
                                          EXERCISE
                              SHARES        PRICE
---------------------------------------------------
Balance at January 1                  --     $   --
Options granted                5,715,937      26.15
Awards assumed                27,821,998       2.89
Options exercised               (723,903)      1.65
Options forfeited                (48,000)     25.94
---------------------------------------------------
Balance at December 31        32,766,032     $ 6.94
---------------------------------------------------
Exercisable at December 31    27,098,095     $ 2.93
---------------------------------------------------

 38        INFINITY BROADCASTING CORPORATION

INFINITY STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999

                                                                                           WEIGHTED-
                                                        WEIGHTED-                           AVERAGE
                      OPTIONS                            AVERAGE                           EXERCISE
                  OUTSTANDING AT       WEIGHTED-        REMAINING                          PRICE OF
   RANGE OF        DECEMBER 31,         AVERAGE        CONTRACTUAL     EXERCISABLE AT     EXERCISABLE
EXERCISE PRICES        1999          EXERCISE PRICE   LIFE IN YEARS   DECEMBER 31, 1999     OPTIONS
-----------------------------------------------------------------------------------------------------
$     --                65,384(1)        $   --            N/A               65,384         $   --
   .01--  .99       17,162,897(2)           .04            N/A           17,162,897            .04
  1.00-- 4.99        5,802,700             1.58            6.4            5,802,700           1.58
  5.00-- 9.99          158,920             7.25            7.4              158,920           7.25
 10.00--14.99        1,259,518            12.47            8.1            1,259,518          12.47
 15.00--19.99        2,648,676            19.87            9.2            2,648,676          19.87
 20.00--27.99        5,667,937            26.15            9.2                   --             --
-----------------------------------------------------------------------------------------------------
Total               32,766,032           $ 6.94                          27,098,095         $ 2.93
-----------------------------------------------------------------------------------------------------

Notes:

(1) These options have no exercise price, have no expiration date and are exercisable only upon termination.

(2) These options are fully exercisable and have no expiration date.

Certain employees of the Company have options to acquire shares of CBS's common stock that were issued prior to the initial public offering. The stock option information in the following tables reflects options to acquire CBS's common stock held by employees of the Company.

CBS CORPORATION STOCK OPTION INFORMATION

                                       1999                      1998                      1997
                              -----------------------   -----------------------   -----------------------
                                           WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                            AVERAGE                   AVERAGE                   AVERAGE
                                            EXERCISE                  EXERCISE                  EXERCISE
                                SHARES       PRICE        SHARES       PRICE        SHARES       PRICE
---------------------------------------------------------------------------------------------------------
Balance at January 1          20,206,220     $13.54     25,456,440     $ 7.30     23,723,498     $ 6.04
Options granted                       --         --      3,459,745      30.01      2,623,653      18.56
Options exercised             (1,449,368)      4.62     (8,491,073)      1.40       (846,829)      6.32
Options forfeited                (63,475)     29.80       (218,892)     19.01        (43,882)     18.57
---------------------------------------------------------------------------------------------------------
Balance at December 31        18,693,377     $14.17     20,206,220     $13.54     25,456,440     $ 7.30
---------------------------------------------------------------------------------------------------------
Exercisable at December 31    17,121,659     $12.93     16,369,506     $10.02     19,426,144     $ 4.96
---------------------------------------------------------------------------------------------------------

CBS CORPORATION STOCK OPTIONS OUTSTANDING AT DECEMBER 31, 1999

                                                                                           WEIGHTED-
                                                        WEIGHTED-                           AVERAGE
                     OPTIONS                             AVERAGE                           EXERCISE
                  OUTSTANDING AT       WEIGHTED-        REMAINING                          PRICE OF
   RANGE OF        DECEMBER 31,         AVERAGE        CONTRACTUAL     EXERCISABLE AT     EXERCISABLE
EXERCISE PRICES        1999          EXERCISE PRICE   LIFE IN YEARS   DECEMBER 31, 1999     OPTIONS
-----------------------------------------------------------------------------------------------------
$.0002-- 4.99        3,323,905           $ 1.92            2.4            3,323,905         $ 1.92
     5-- 9.99        4,475,831             7.04            4.6            4,475,831           7.04
    10--14.99        2,054,882            13.74            5.9            2,054,882          13.74
    15--19.99        5,509,139            17.95            6.7            5,192,145          17.92
    20--29.99        2,933,625            29.81            8.0            1,868,077          29.81
    30--36.53          395,995            31.60            8.3              206,819          31.64
-----------------------------------------------------------------------------------------------------
Total               18,693,377           $14.17                          17,121,659         $12.93
-----------------------------------------------------------------------------------------------------

The majority of the options to acquire shares of CBS common stock contain a provision that accelerates their vesting upon a change in control. The consummation of the merger with Viacom would be considered to be a change in control under these option agreements. Each CBS option outstanding at the time of the merger will convert into 1.085 options to purchase shares of Viacom Class B nonvoting common

                                    INFINITY BROADCASTING CORPORATION         39
stock at an exercise price adjusted for the 1.085 conversion factor. The merger between Viacom and CBS does not accelerate vesting for holders of options to acquire shares of Infinity's Class A common stock.

RESULTS OF OPERATIONS
(in thousands except per-share amounts)

Assuming compensation cost for the 1999 Infinity stock option grants and the CBS stock option grants made prior to the IPO had been determined under the provisions of SFAS 123, the Company's net earnings and earnings per common share would have been as follows:

YEAR ENDED DECEMBER 31,                                           1999        1998        1997
----------------------------------------------------------------------------------------------
Net earnings as reported                                      $376,964    $234,806    $177,629
Pro forma net earnings                                         355,999     226,212     165,274
Net earnings per basic common share as reported                   0.44        0.33        0.25
Net earnings per diluted common share as reported                 0.43        0.33        0.25
Pro forma net earnings per basic and diluted common share         0.41        0.32        0.24
----------------------------------------------------------------------------------------------

These pro forma effects may not be representative of future amounts since the estimated fair value of stock options on the date of grant is amortized to expense over the vesting period, and additional options may be granted in future years.

Options to acquire shares of Infinity's Class A common stock granted during 1999 had a weighted average fair value per-share of $13.37. Options to acquire shares of CBS common stock granted during 1998 and 1997 had a weighted average fair value per-share of $14.08, and $7.79, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for option grants to acquire Infinity stock in 1999 and CBS stock in 1998, and 1997, respectively: risk-free interest rates of 5.1%, 5.5%, and 6.4%, expected dividend yields of 0.0%, 0.0%, and 1.0%; expected volatility of 38%, 31%, and 30%; and expected lives of 7.5 years, 7.5 years, and 7.3 years, respectively.

Pursuant to the Tax Sharing Agreement, the tax deductions resulting from the exercise of CBS stock options by employees of the Company will not reduce the Company's federal taxable income.

NOTE 14: RELATED PARTY TRANSACTIONS

In December 1998, the Company completed its IPO. After the IPO, CBS beneficially owned 95.8% of the combined voting power and 81.8% of the equity of the Company. As of December 31, 1999, CBS beneficially owned 90.0% of the combined voting power and 64.3% of the equity of the Company, on a fully diluted basis.

In connection with the IPO, the Company entered into an intercompany agreement with CBS (the Intercompany Agreement) pursuant to which CBS provides the Company with a number of services, including among others, certain legal, financial, administrative and executive services. The costs of these services are allocated according to established methodologies determined by CBS on an annual basis. For 1999, 1998, and 1997, allocated expenses of $8 million, $7 million, and $13 million, respectively, were included in the Company's Consolidated Statements of Earnings and Comprehensive Income.

The Intercompany Agreement also requires the Company and CBS to provide broadcast time to each other. The Company expects to continue this practice. The revenues or costs associated with these intercompany transactions were not significant in the periods presented.

The Company and CBS have entered into and expect to continue to enter into joint advertising arrangements. Revenues are distributed to the parties providing the services based upon the contract terms. The revenues associated with such sales were not significant in the periods presented.

The Tax Sharing Agreement with CBS generally provides that the Company will pay to CBS an amount equal to the amount of income taxes the Company would have paid if it had filed separate income tax returns. After December 7, 1999, the Company will file a separate consolidated federal tax return. The Company will continue to be consolidated or combined with CBS in state filings, where applicable. Reference is made to the full text of the Intercompany and Tax Sharing Agreements, copies of

 40        INFINITY BROADCASTING CORPORATION
which have been filed with the Securities and Exchange Commission.

During 1999, CBS closed on a number of strategic investments focused on growing its Internet-based operations. CBS received an equity interest in these Internet companies, in exchange for future promotional time on CBS and the Company's properties. During the later half of 1999, the Company provided advertising and promotional time on behalf of these investments and will receive an economic interest in certain CBS Internet investments.

The Company owns a minority equity interest in Westwood One. Many of the Company's radio stations are affiliated with Westwood One and Westwood One distributes nationally, certain of the Company's network programming. In connection with these arrangements, the Company receives affiliation fees as well as programming cost reimbursements and in certain instances, shares in revenue from the sale of the Company's programming. In addition, an officer and a non-executive employee of the Company serve as officers of Westwood One for which the Company receives a management fee, which includes warrants to acquire shares of Westwood One's common stock. Revenue and expense reimbursements from these arrangements recorded by the Company in 1999, 1998 and 1997 totaled $67 million, $64 million and $62 million, respectively. Mr. Karmazin is a director of Westwood One and Mr. Suleman is the executive vice president, chief financial officer and secretary and a director of Westwood One.

Infinity Outdoor is a party to a Services Agreement with Williams Manufacturing, Inc. (WMI) and J&L Industries, Inc. (J&L), companies controlled by Mr. William
S. Levine, a director of the Company and Chairman of Infinity Outdoor. Pursuant to the agreement, WMI and J&L made at least a majority of Mr. Levine's business time available to Infinity Outdoor, for which Infinity Outdoor paid WMI and J&L an aggregate of $450,000 in 1999.

In addition, certain partnerships controlled by Mr. Levine or in which Mr. Levine is a partner lease certain sites to Infinity Outdoor on which the Company has placed advertising displays. Infinity Outdoor made aggregate lease payments to such partnerships of approximately $139,000 in 1999. In connection with the acquisition of Infinity Outdoor by the Company, these leases were renegotiated and new leases, on substantially identical terms, were entered into for terms commencing January 1, 2000 through December 31, 2004. The Company believes that these leases are on terms at least as favorable as would be available with unrelated third parties through arms-length negotiations.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments is determined using the best available market information and appropriate valuation methodologies. However, considerable judgment is necessary in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange or the value that ultimately will be realized upon maturity or disposition. Additionally, because of the variety of valuation techniques permitted under SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," comparability of fair values among entities may not be meaningful. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

As of December 31, 1999 and 1998, most of the Company's financial instruments including cash and cash equivalents, receivables, payables and accruals are short term in nature. Accordingly, the carrying amount of these financial instruments approximates their fair value.

The following methods and assumptions were used to estimate the fair value of financial instruments for which it was practicable to estimate that value:

- The fair value of noncurrent customer and other receivables is estimated by discounting the expected future cash flows at interest rates commensurate with the creditworthiness of the customer or other third party. The fair value of the Company's noncurrent customer and other receivables approximates its carrying value at December 31, 1999 and 1998.

- The fair value of long-term debt is estimated using quoted market prices or discounted cash flow methods based on the Company's current borrowing rates for similar types of borrowing arrangements with comparable terms and maturities. The carrying values and fair values of the Company's fixed rate debt were $888 million and approximately $978 million, respectively, at December 31, 1999 and $525 million and approximately $527 million, respectively, at December 31, 1998.

- The Company is subject to risks associated with changes in foreign currency exchange rates that

                                    INFINITY BROADCASTING CORPORATION         41
  affect the value of transactions denominated in foreign currencies. Foreign exchange forward contracts are used to manage certain of these risks, primarily with respect to the Canadian dollar. These contracts generally mature in less than six months. At December 31, 1999 and 1998, the notional amount of forward contracts was $91 million and $0 million, respectively. The increase in 1999 relates to contracts to hedge exposures at Outdoor Systems which was acquired in December 1999. Foreign exchange forward contracts are carried on the balance sheet at fair value based on quoted market prices to terminate the contracts. At December 31, 1999 and 1998, the fair value of these contracts was not material.

- At December 31, 1999, the Company had variable-to-fixed interest rate swap contracts outstanding with a notional value of $775 million. The swap contracts expire in less than three months. The fair value of these swaps at December 31, 1999 was not material. At December 31, 1998, no interest rate swap contracts were outstanding.

- The Company's credit exposure under foreign currency exchange contracts and interest rate swap contracts is limited to the cost of replacing a contract in the event of non-performance by our counterparties. To minimize this risk, we select high credit quality counterparties. We do not anticipate nonperformance by our counterparties.

- Outstanding letters of credit totaled $54 million in 1999 and $0 million in 1998. The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

NOTE 16: SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are principally focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company's Radio segment has been restated for all periods presented to reflect the costs of the Company's corporate headquarters separately. These costs are comprised mainly of compensation and general operating expenses for the corporate headquarters. Previously, the costs related to the Company's corporate headquarters were reflected as a component of the Radio segment.

SEGMENT DATA
(in millions)

                                                                                                    DEPRECIATION AND
                                 REVENUES                   EBITDA           OPERATING EARNINGS       AMORTIZATION
                         ------------------------    --------------------    ------------------    ------------------
YEAR ENDED DECEMBER 31,    1999     1998     1997      1999   1998   1997    1999   1998   1997    1999   1998   1997
---------------------------------------------------------------------------------------------------------------------
Radio                    $1,835   $1,459   $1,104    $  918   $709   $510    $651   $476   $328    $267   $227   $176
Outdoor                     614      434      376       161     96     73     102     73     52      58     23     21
---------------------------------------------------------------------------------------------------------------------
Total segments            2,449    1,893    1,480     1,079    805    583     753    549    380     325    250    197
Corporate                    --       --       --       (12)    (7)    (8)    (12)    (7)    (8)     --     --     --
---------------------------------------------------------------------------------------------------------------------
Total                    $2,449   $1,893   $1,480    $1,067   $798   $575    $741   $542   $372    $325   $250   $197
---------------------------------------------------------------------------------------------------------------------

                                                                                         EXPENDITURES FOR
                                     LONG-LIVED ASSETS            TOTAL ASSETS          LONG-LIVED ASSETS
                                    --------------------   --------------------------   ------------------
YEAR ENDED DECEMBER 31,               1999   1998   1997      1999      1998     1997   1999   1998   1997
----------------------------------------------------------------------------------------------------------
Radio                               $  530   $404   $229   $ 9,857   $ 9,869   $6,558   $38    $23     $10
Outdoor                              1,894     15     12     9,423       522      505    15      7       5
----------------------------------------------------------------------------------------------------------
Total segments                       2,424    419    241    19,280    10,391    7,063    53     30      15
Corporate                                3      3      1        47       407       11    --      2      --
----------------------------------------------------------------------------------------------------------
Total                               $2,427   $422   $242   $19,327   $10,798   $7,074   $53    $32     $15
----------------------------------------------------------------------------------------------------------

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting, including CBS Inc.'s radio operations, Old Infinity, American Radio and Outdoor Systems. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with out-of-home properties.

However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net

 42        INFINITY BROADCASTING CORPORATION
earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies.

The Company's operations are primarily based in the United States. However, net revenues of $204 million and $161 million in 1999 and 1998, respectively, were derived from the Company's foreign operations. The 1999 and 1998 foreign revenues were primarily attributable to TDI sales in the United Kingdom, Ireland and the Netherlands. As of December 31, 1999 and 1998, more than 83% and 95%, respectively, of the Company's long lived assets are located within the United States.

Long-lived assets in the preceding table consist of equity investments, net property, plant and equipment, and long-term notes, and exclude such assets as goodwill, FCC licenses, and other intangible assets. Expenditures for long-lived assets correspond to the Company's capital expenditures and investments in equity method entities.

NOTE 17: SUBSEQUENT EVENTS (AS OF MARCH 21, 2000)

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The transaction is subject to regulatory reviews and approvals, and is expected to close by year-end 2000.

On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately $425 million. The transaction is expected to close mid-year 2000.

The Company plans to finance these acquisitions with excess cash from operations and by executing a credit facility which will increase its borrowing availability by $2.0 billion.

                                    INFINITY BROADCASTING CORPORATION         43

QUARTERLY FINANCIAL DATA
(unaudited, in thousands except per-share amounts)

                                           1999                                            1998
                         -----------------------------------------       -----------------------------------------
                              4TH        3RD        2ND        1ST            4TH        3RD        2ND        1ST
                          QUARTER    QUARTER    QUARTER    QUARTER        QUARTER    QUARTER    QUARTER    QUARTER
------------------------------------------------------------------------------------------------------------------
Net revenues             $759,408   $618,716   $597,273   $473,735       $573,414   $534,318   $455,764   $329,608
Operating expenses        515,436    410,223    406,118    376,189        393,313    377,316    314,856    265,729
Operating earnings        243,972    208,493    191,155     97,546        180,101    157,002    140,908     63,879
Net earnings              118,208    111,468     99,628     47,660         69,226     67,261     66,877     31,442
Basic net earnings per
  share                      0.13       0.13       0.12       0.06           0.10       0.10       0.10       0.04
Diluted net earnings
 per share                   0.13       0.13       0.12       0.06           0.10       0.10       0.10       0.04
------------------------------------------------------------------------------------------------------------------
New York Stock
 Exchange market price
 per share:
  High                     41 1/2    30 3/16     33 1/2     28 3/4         27 1/8         --         --         --
  Low                      27 3/4   24 15/16    24 3/16     23 1/2        22 1/16         --         --         --
------------------------------------------------------------------------------------------------------------------

 44        INFINITY BROADCASTING CORPORATION

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND
STATISTICAL DATA
(unaudited, in thousands except per-share amounts)

                                                                      HISTORICAL
                                          ------------------------------------------------------------------
YEAR ENDED DECEMBER 31,                       1999(A)       1998(A)      1997(A)          1996       1995(A)
------------------------------------------------------------------------------------------------------------
STATEMENT OF EARNINGS DATA:
Net revenues............................  $ 2,449,132   $ 1,893,104   $1,480,091   $   554,088   $   216,288
Operating expenses excluding
 depreciation and amortization..........    1,383,010     1,101,562      910,682       357,354       145,155
Depreciation and amortization...........      324,956       249,652      197,135        57,528        17,914
Operating earnings......................      741,166       541,890      372,274       139,206        53,219
Interest expense, net...................       15,540        63,773        3,645            --            --
Net earnings............................      376,964       234,806      177,629        71,566        27,673
Net earnings per common share--basic....  $      0.44   $      0.33   $     0.25   $      0.10   $      0.04
Weighted average shares
 outstanding--basic.....................      866,553       706,379      700,000       700,000       700,000
Net earnings per common
 share--diluted.........................  $      0.43   $      0.33   $     0.25   $      0.10   $      0.04
Weighted average shares
 outstanding--diluted...................      867,972       706,379      700,000       700,000       700,000
OTHER OPERATING DATA:
EBITDA (b)..............................  $ 1,066,622   $   797,866   $  575,019   $   197,043   $    71,324
Capital expenditures....................       44,076        31,717       15,264         6,682         9,368
After-tax cash flow (b).................      701,920       484,458      374,764       129,094        45,587
Cash flow from operating activities.....      651,888       442,003      310,264       103,943        49,401
Cash flow from investing activities.....     (154,690)   (1,402,620)      21,870    (1,000,847)   (1,213,810)
Cash flow from financing activities.....     (923,263)    1,435,796     (329,494)      916,771     1,164,221
------------------------------------------------------------------------------------------------------------

AT DECEMBER 31,                             1999(A)       1998(A)         1997       1996(A)       1995(A)
----------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets..........................  $19,327,455   $10,798,243   $7,074,103   $ 7,261,952   $ 1,878,208
Long-term debt (including current
 portion).............................    1,907,270       524,608        2,092       150,494            --
Stockholders' equity..................   15,591,042     8,858,027    6,397,388     6,418,701     1,659,602
Working capital.......................      521,690       785,574      247,206       273,403        79,500
----------------------------------------------------------------------------------------------------------

(a) Includes financial information for the following acquired entities from their respective dates of acquisition: Outdoor Systems, Inc. from its date of acquisition, December 7, 1999; the radio operations of American Radio from June 4, 1998; Old Infinity from December 31, 1996; and the radio operations of CBS Inc. from November 24, 1995.

(b) EBITDA represents earnings before interest, taxes, minority interest, depreciation and amortization. After-tax cash flow represents net earnings plus depreciation and amortization. Although EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, management believes that they are useful to an investor in evaluating the Company because they are measures widely used in the broadcast industry to evaluate a company's operating performance. Nevertheless, EBITDA and after-tax cash flow should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with generally accepted accounting principles. As EBITDA and after-tax cash flow are not measures of performance calculated in accordance with generally accepted accounting principles, these measures may not be comparable to similarly titled measures employed by other companies. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

                                    INFINITY BROADCASTING CORPORATION         45

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

(A)(2) FINANCIAL STATEMENT SCHEDULES

The following financial statement schedule for Infinity Broadcasting Corporation and the Independent Auditors' Report thereon are included in Part IV of this report:

                                                                PAGES
                                                                 ----
Independent Auditors' Report on Financial Statement Schedule     51
Schedule II--Valuation and Qualifying Accounts for the three
  years ended December 31, 1999                                  52

 46        INFINITY BROADCASTING CORPORATION

Other schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(A)(3) EXHIBITS
       3.      CERTIFICATE OF INCORPORATION AND BY-LAWS.
               3.1        Restated Certificate of Incorporation of the Company as of
                          December 14, 1998 is incorporated by reference to Exhibit
                          3.1 to the report on Form 10-Q for the quarter ended June
                          30, 1999.
               3.2        Restated By-Laws of the Company as of December 14, 1998 are
                          incorporated by reference to Exhibit 3.2 to the report on
                          Form 10-Q for the quarter ended June 30, 1999.
       10.     MATERIAL CONTRACTS.
               10.1       Intercompany Agreement between CBS Corporation and the
                          Company is incorporated by reference to Exhibit 10(x) to the report on Form 10-K of CBS Corporation for the year ended
                          December 31, 1998.
               10.2       Tax Sharing Agreement between CBS Corporation and the
                          Company is incorporated by reference to Exhibit 10(y) to the report on Form 10-K of CBS Corporation for the year ended
                          December 31, 1998.
               10.3       $4.0 billion Credit Agreement among CBS Corporation, the
                          Lenders parties thereto, Nationsbank, N.A. and the
                          Toronto-Dominion Bank as Syndication Agents, The Chase
                          Manhattan Bank as Documentation Agent, and Morgan Guaranty
                          Trust Company of New York, as Administrative Agent, dated
                          August 29, 1996, is incorporated herein by reference to
                          Exhibit 10(1) to the report on Form 10-Q of CBS Corporation for the quarter ended September 30, 1996.
               10.4       First Amendment, dated January 29, 1997, to the CBS
                          Corporation Credit Agreement, dated August 29, 1996, among
                          CBS Corporation, the Lenders parties thereto, Nationsbank,
                          N.A. and the Toronto-Dominion Bank as Syndication Agents,
                          The Chase Manhattan Bank, as Documentation Agent, and Morgan
                          Guaranty Trust Company of New York as Administrative Agent,
                          is incorporated herein by reference to Exhibit 10(p) to the report on Form 10-Q of CBS Corporation for the quarter ended
                          March 31, 1997.
               10.5       Second Amendment, dated March 21, 1997, to the CBS
                          Corporation Credit Agreement, dated August 29, 1996, as
                          amended by the First Amendment thereto, dated January 29,
                          1997, among CBS Corporation, the Subsidiary Borrowers
                          parties thereto, the Lenders parties thereto, Nationsbank,
                          N.A. and The Toronto-Dominion Bank as Syndication Agents,
                          The Chase Manhattan Bank as Documentation Agent, and Morgan
                          Guaranty Trust Company of New York as Administrative Agent,
                          is incorporated herein by reference to Exhibit 10(q) to the report on Form 10-Q of CBS Corporation for the quarter ended
                          March 31, 1997.
               10.6       Third Amendment, dated March 3, 1998, to the CBS Corporation
                          Credit Agreement, dated August 29, 1996, as amended by the
                          First Amendment thereto, dated January 29, 1997, as amended by the Second Amendment thereto, dated March 21, 1997, among
                          CBS Corporation, the Subsidiary Borrowers parties thereto, the Lenders parties thereto, Nationsbank, N.A. and The
                          Toronto-Dominion Bank as Syndication Agents, The Chase
                          Manhattan Bank as Documentation Agent, and Morgan Guaranty
                          Trust Company of New York as Administrative Agent, is
                          incorporated herein by reference to Exhibit 10(x) to the
                          report on Form 10-Q of CBS Corporation for the quarter ended
                          March 31, 1998.
               10.7       Fourth Amendment, dated February 26, 1999, to the CBS
                          Corporation Credit Agreement, dated August 29, 1996, as
                          amended by the First, Second, and Third Amendments, dated
                          January 29, 1997, March 21, 1997 and March 3, 1999,
                          respectively, among CBS Corporation, the Subsidiary
                          Borrowers parties thereto, the Lenders parties thereto,
                          Nationsbank, N.A. and the Toronto-Dominion Bank as
                          Syndication Agents, The Chase Manhattan Bank as
                          Documentation Agent, and Morgan Guaranty Trust Company of
                          New York as Administrative Agent, is incorporated by
                          reference to Exhibit 10.9 to the report on Form 10-Q for the quarter ended March 31, 1999.
               10.8       Credit Agreement, dated December 10, 1999, among the
                          Company, the Subsidiary Borrowers parties thereto, CBS
                          Corporation, as Guarantor, the Lenders named therein, The
                          Chase Manhattan Bank, as Documentation Agent, Morgan
                          Guaranty Trust Company of New York, as Administrative Agent,
                          and Bank of America, N.A. and The Toronto-Dominion Bank, as
                          Syndication Agents.

                                    INFINITY BROADCASTING CORPORATION         47

               10.9       Management Agreement, dated March 30, 1999, between the
                          Company and Westwood One, Inc., is incorporated herein by
                          reference to Exhibit 10.17 to the report on Form 8-K of
                          Westwood One, Inc., filed with the Securities and Exchange
                          Commission on June 4, 1999.
               10.10      Amendment and Restated Representation Agreement, dated March
                          30, 1999, between the Company and Westwood One, Inc., is
                          incorporated herein by reference to Exhibit 10.18 to the
                          report on Form 8-K of Westwood One, Inc., filed with the
                          Securities and Exchange Commission on June 4, 1999.
               10.11*     Employment Agreement, entered into on June 20, 1996 and
                          effective December 1996, between CBS Corporation and Mel
                          Karmazin, is incorporated herein by reference to Exhibit
                          10(s) to the report on Form 10-Q of CBS Corporation for the quarter ended March 31, 1997.
               10.12*     Employment Agreement entered into on May 22, 1996, effective
                          November 28, 1995, and amended January 29, 1997, between CBS
                          Broadcasting Inc. and Daniel Mason, is incorporated by
                          reference to Exhibit 10.13 to the Company's Registration
                          Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4,
                          1998.
               10.13*     Restated Employment Agreement, dated December 1, 1998,
                          between TDI Worldwide, Inc. and William Apfelbaum, is
                          incorporated by reference to Exhibit 10.14 to the Company's
                          Registration Statement No. 33327 on Form S-1 Amendment No.
                          4, filed with the Securities and Exchange Commission on
                          December 4, 1998.
               10.14*     The CBS Corporation 1991 Long-Term Incentive Plan, as
                          amended to July 28, 1999, is incorporated by reference to
                          Exhibit 10.15 to the report on Form 10-Q for the quarter
                          ended September 30, 1999.
               10.15*     The CBS Corporation 1993 Long-Term Incentive Plan, as
                          amended to July 28, 1999, is incorporated by reference to
                          Exhibit 10.16 to the report on Form 10-Q for the quarter
                          ended September 30, 1999.
               10.16*     1998 Long-Term Incentive Plan of the Company.
               10.17*     Executive Annual Incentive Plan of the Company.
               10.18*     The CBS Corporation Annual Performance Plan, as amended to
                          July 28, 1999, is incorporated by reference to Exhibit 10.19 to the report on Form 10-Q for the quarter ended September
                          30, 1999.
               10.19*     The Westinghouse Executive Pension Plan, as amended to July
                          28, 1999, is incorporated by reference to Exhibit 10.20 to the report on Form 10-Q for the quarter ended September 30,
                          1999.
               10.20*     The CBS Corporation 1998 Executive Annual Incentive Plan is
                          incorporated herein by reference to Exhibit A to the Proxy
                          Statement of CBS Corporation filed March 25, 1998.
               10.21      Form of Trademark License Agreement between CBS Worldwide
                          Inc. and the Company is incorporated by reference to Exhibit
                          10.24 to the Company's Registration Statement No. 333-63727
                          on Form S-1, Amendment No. 4, filed with the Securities and
                          Exchange Commission on December 4, 1998.
               10.22      Form of Trademark License Agreement between CBS Broadcasting
                          Inc. and the Company is incorporated by reference to Exhibit
                          10.25 to the Company's Registration Statement No. 333-63727
                          on Form S-1, Amendment No. 4, filed with the Securities and
                          Exchange Commission on December 4, 1998.
               10.23      Form of Trademark License Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit
                          10.26 to the Company's Registration Statement No. 333-63727
                          on Form S-1, Amendment No. 4, filed with the Securities and
                          Exchange Commission on December 4, 1998.
               10.24*     The Infinity Broadcasting Corporation Stock Plan for
                          Directors is incorporated by reference to Exhibit 10.25 to
                          Form 10-K for the year ended December 31, 1998.
               10.25      Agreement and Plan of Merger, dated May 27, 1999, among the
                          Company, Burma Acquisition Corp. and Outdoor Systems, Inc.,
                          is incorporated herein by reference to Exhibit 99.1 to the report on Form 8-K of Outdoor Systems, Inc., filed with the
                          Securities and Exchange Commission on June 3, 1999.

 48        INFINITY BROADCASTING CORPORATION

               10.26      Amendment No. 1, dated June 16, 1999, to the Agreement and
                          Plan of Merger, dated May 27, 1999, among the Company, Burma
                          Acquisitions Corp. and Outdoor Systems, Inc., is
                          incorporated herein by reference to Exhibit 99.2 to the
                          Company's report on Form 8-K, filed with the Securities and
                          Exchange Commission on June 25, 1999.
               10.27      Stockholders Agreement, dated May 27, 1999, among the
                          Company, William S. Levine, Arturo R. Moreno, Carole D.
                          Moreno, Levine Investments Limited Partnership and BRN
                          Properties Limited Partnership, is incorporated herein by
                          reference to Exhibit 99.2 to the report on Form 8-K of
                          Outdoor Systems, Inc., filed with the Securities and
                          Exchange Commission on June 3, 1999.
               10.28      Amendment No. 1, dated July 15, 1999, to the Stockholders
                          Agreement, dated May 27, 1999, among the Company and the
                          stockholders named in the agreement, is incorporated herein by reference to Exhibit 2.4 to the Company's Registration
                          Statement No. 333-88363 on Form S-4, filed with the
                          Securities and Exchange Commission on October 4, 1999.
               10.29      Voting Agreement, dated May 27, 1999, between CBS
                          Broadcasting Inc. and Outdoor Systems, Inc. is incorporated herein by reference to Exhibit 99.3 to the report on Form
                          8-K of Outdoor Systems, Inc., filed with the Securities and
                          Exchange Commission on June 3, 1999.
               10.30      Asset Purchase Agreement, dated March 3, 2000, among Clear
                          Channel Communications, Inc., AMFM Inc., CCU Merger Sub,
                          Inc. and CBS Radio Inc.
       21.     SUBSIDIARIES
               21.1       Subsidiaries of the Registrant
       23.     CONSENT OF KPMG LLP
       24.     POWERS OF ATTORNEY
               24.1       Powers of Attorney of directors
       27.     FINANCIAL DATA SCHEDULE
               27.1       Financial Data Schedule

* Identifies management contract or compensatory plan or arrangement.

                                    INFINITY BROADCASTING CORPORATION         49

(B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on October 20, 1999, restating and updating the Company's description of its capital stock.

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on October 29, 1999, filing a press release concerning the Company's earnings for the third quarter of 1999 and financial information for the three months ended September 30, 1999.

A Current Report on Form 8-K (Items 2 and 7), filed with the Securities and Exchange Commission on December 22, 1999, filing a press release announcing that the Company completed its acquisition of Outdoor Systems, Inc. on December 7, 1999.

 50        INFINITY BROADCASTING CORPORATION

INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF INFINITY BROADCASTING CORPORATION:

Under date of January 25, 2000, except as to Note 17, which is as of March 21, 2000, we reported on the consolidated balance sheet of Infinity Broadcasting Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings and comprehensive income, cash flows, and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1999, which are included in the 1999 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule included in the 1999 Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion in this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
New York, New York
March 21, 2000

                                    INFINITY BROADCASTING CORPORATION         51

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
                                 (in thousands)

                                                                 ADDITIONS
                                                        ---------------------------
                                                                        INCREASE
                                          BALANCE AT    CHARGED TO      RESULTING      AMOUNTS     BALANCE
                                          BEGINNING     COSTS AND         FROM         WRITTEN      AT END
              DESCRIPTION                  OF YEAR       EXPENSES     ACQUISITIONS       OFF       OF YEAR
-----------------------------------------------------------------------------------------------------------

1999 allowance for doubtful accounts       $27,463       $13,590         $18,104(1)    $(10,289)   $48,868
1998 allowance for doubtful accounts        15,086        14,365           8,349(2)     (10,337)    27,463
1997 allowance for doubtful accounts        11,417        10,382              --         (6,713)    15,086
-----------------------------------------------------------------------------------------------------------

(1) Relates to the acquisition of Outdoor Systems, Inc. on December 7, 1999.

(2) Relates to the acquisition of American Radio Systems, Inc. on June 4, 1998.

 52        INFINITY BROADCASTING CORPORATION

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th of March, 2000.

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

                              SIGNATURE AND TITLE
Mel Karmazin, Chairman, President, and Chief Executive Officer
  (Principal Executive Officer) and Director
Farid Suleman, Executive Vice President, Chief Financial Officer, Treasurer
  (Principal Financial and Accounting Officer) and Director
George H. Conrades, Director
Bruce S. Gordon, Director
William S. Levine, Director
Arturo R. Moreno, Director
Richard R. Pivirotto, Director
Jeffrey Sherman, Director
Paula Stern, Director
Robert D. Walter, Director


                                                  By:    /s/ FARID SULEMAN
                                                     ---------------------------
                                                            Farid Suleman
                                                          Attorney-in-Fact
                                                           March 27, 2000

Original powers of attorney authorizing Farid Suleman and certain others, individually, to sign this report on behalf of the listed directors and officers of the Company have been filed with the Securities and Exchange Commission and are included as Exhibit 24 to this report.

                                    INFINITY BROADCASTING CORPORATION         53