Form 10-Q
period 2000-03-31
INFINITY BROADCASTING CORP /DE/
filed 2000-05-15
CIK 1070518

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

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



                                 (212) 314-9200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

At April 30, 2000, 387,941,174 shares of Class A common stock and 700,000,000 shares of Class B common stock were outstanding.


================================================================================

                        INFINITY BROADCASTING CORPORATION
                                      INDEX


                                                                                  PAGE NO.
                                                                                  --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

          Condensed Consolidated Statements of Earnings and Comprehensive Income      3

          Condensed Consolidated Balance Sheet                                        4

          Condensed Consolidated Statement of Cash Flows                              5

          Notes to the Condensed Consolidated Financial Statements                    6


          Item 2.  Management's Discussion and Analysis of Financial                 10
                   Condition and Results of Operations



PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings                                                  16

          Item 6.  Exhibits and Reports on Form 8-K                                  16



SIGNATURE                                                                            20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
               (unaudited, in thousands except per-share amounts)

THREE MONTHS ENDED MARCH 31,                                                      2000                1999
=============================================================================================================
Total revenues                                                              $  892,249            $538,627
Less agency commissions                                                       (103,665)            (64,892)
-------------------------------------------------------------------------------------------------------------
Net revenues                                                                   788,584             473,735
-------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization                     460,927             303,579
Depreciation and amortization                                                  160,821              72,610
-------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       621,748             376,189
-------------------------------------------------------------------------------------------------------------
Operating earnings                                                             166,836              97,546
Interest expense, net                                                          (33,632)             (2,202)
Other expense, net                                                              (1,365)                (92)
-------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                             131,839              95,252
Income taxes                                                                   (74,093)            (47,627)
Minority interest in loss of consolidated subsidiaries                              50                  35
-------------------------------------------------------------------------------------------------------------
Net earnings                                                                $   57,796            $ 47,660
=============================================================================================================
Basic earnings per common share                                             $     0.05            $   0.06
Diluted earnings per common share                                           $     0.05            $   0.06
=============================================================================================================
Weighed average common shares outstanding --
         Basic                                                               1,087,106             855,250
         Diluted                                                             1,093,571             855,251
=============================================================================================================

Comprehensive income:
Net earnings                                                                $   57,796            $ 47,660
Foreign currency translation adjustment                                         10,441                  --
-------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $   68,237            $ 47,660
=============================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands except per-share amounts)

                                                                                         (UNAUDITED)
                                                                                           MARCH 31,        DECEMBER 31,
                                                                                                2000                1999
=========================================================================================================================
ASSETS
    Cash and cash equivalents                                                            $    89,861         $    71,636
    Receivables (net of allowance for doubtful accounts of $54,724
      and $48,868, respectively)                                                             647,948             748,622
    Prepaid and other current assets                                                         124,116             108,846
    Deferred income taxes                                                                    234,795              44,017
-------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                   1,096,720             973,121
    Property and equipment, net                                                            2,159,738           2,091,735
    Intangible assets, net                                                                15,566,106          15,927,693
    Other assets                                                                             354,372             334,906
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                             $19,176,936         $19,327,455
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                                                $   290,743         $   314,014
    Accrued compensation                                                                      58,052              69,170
    Accrued interest                                                                          33,873              17,112
    Accrued income taxes                                                                          --              12,192
    Short-term debt                                                                           51,000              38,000
    Other current liabilities                                                                  1,277                 943
-------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                434,945             451,431
    Long-term debt                                                                         1,829,198           1,906,348
    Deferred income taxes                                                                  1,296,792           1,313,398
    Other noncurrent liabilities                                                              64,748              65,236
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          3,625,683           3,736,413
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, par value $0.01 (50,000 shares
      authorized, no shares issued)                                                               --                  --
    Class A common stock, par value $0.01 (2,000,000 shares
      authorized, 413,033 and 390,709 shares issued at March 31, 2000 and                      4,130               3,907
      December 31, 1999, respectively)
    Class B common stock, par value $0.01 (2,000,000 shares authorized, 700,000
      shares issued at March 31, 2000 and December 31,                                         7,000               7,000
      1999, respectively)
    Capital in excess of par value                                                        15,716,169          15,657,734
    Accumulated earnings                                                                     478,786             420,990
    Accumulated other comprehensive loss                                                     (2,859)            (13,300)
=========================================================================================================================
                                                                                          16,203,226          16,076,331
    Less: Common stock held in treasury, at cost (22,631 shares and 17,636 shares held in treasury at March 31, 2000 and December 31, 1999,
         respectively)                                                                     (651,973)           (485,289)
=========================================================================================================================
Total stockholders' equity                                                                15,551,253          15,591,042
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                               $19,176,936         $19,327,455
=========================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

THREE MONTHS ENDED MARCH 31,                                                          2000                 1999
==================================================================================================================
Cash flows from operating activities:
  Net earnings                                                                   $  57,796            $  47,660
  Adjustments to reconcile net earnings to net cash Provided by operating activities:
     Depreciation and amortization                                                 160,821               72,610
     Deferred taxes                                                                 77,615                  954
     Other noncash items                                                            (3,216)              (1,786)
     Changes in assets and liabilities, net of acquisitions and dispositions:
       Decrease in accounts receivable                                             100,674               59,024
       Increase  in other assets                                                   (34,329)             (13,548)
       (Decrease) increase in accounts payable and accrued expenses                (26,835)              40,014
       Increase (decrease) in accrued interest                                      16,761               (4,554)
       (Decrease) increase in accrued income taxes payable                         (12,192)              46,673
       Decrease in other liabilities                                               (20,728)              (6,065)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          316,367              240,982
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from dispositions                                                          --               58,750
    Business acquisitions and investments                                         (112,093)             (36,914)
    Capital expenditures                                                           (19,174)             (10,299)
------------------------------------------------------------------------------------------------------------------
Net cash (used for) provided by investing activities                              (131,267)              11,537
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in other short-term debt                                           13,000                   --
    Bank revolver borrowings                                                       195,052                   --
    Bank revolver payments                                                        (175,000)                  --
    Purchase of notes and convertible debentures                                   (94,548)            (123,545)
    Treasury stock repurchase                                                     (163,334)                  --
    Proceeds from exercise of stock options                                         57,955                   --
------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                            (166,875)            (123,545)
------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                               18,225              128,974
Cash and cash equivalents at beginning of year                                      71,636              497,701
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                         $  89,861            $ 626,675
==================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                     $  22,456            $  14,277
    Income taxes                                                                     8,962                   --
==================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, Infinity or the Company) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain previously reported amounts have been reclassified to conform to the 2000 presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

Infinity was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties and related assets. The Company completed an initial public offering of approximately 155 million shares of its Class A common stock in December 1998 (the IPO).

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

2.     ACQUISITIONS

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion, which included the issuance of approximately 233 million shares of the Company's Class A common stock and the assumption of approximately $1.9 billion of debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a 30 year period. On December 6, 1999, CBS, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of Infinity Outdoor as if the Infinity Outdoor acquisition occurred on January 1, 1999. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, the related income tax effects and issuance of additional shares of Class A common stock.

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)

                                                                                        THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                -----------------------------------
                                                                                          2000              1999
===================================================================================================================
Net revenues                                                                          $788,584         $ 639,466
Net earnings                                                                            57,796            23,083
Net earnings per common share - basic and diluted                                         0.05              0.02
===================================================================================================================

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Infinity Outdoor acquisition been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

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

On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately FF 2.7 billion or $375 million. This transaction is expected to close by mid-year 2000.

On March 28, 2000, the Company announced that it had agreed to acquire Waterman Broadcasting Corporation of Texas (Waterman Broadcasting) in exchange for approximately 2.7 million shares of the Company's Class A common stock valued at approximately $88 million on that date. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio. This transaction is subject to regulatory reviews and approvals, and is expected to close by mid-year 2000.


3.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES
       (in thousands)

                                                                                    (UNAUDITED)
                                                                                     MARCH  31,      DECEMBER 31,
                                                                                           2000              1999
   =================================================================================================================
   Accounts payable                                                                    $ 70,773          $ 75,898
   Accrued transit franchise payments                                                    45,856            40,841
   Other                                                                                174,114           197,275
   -----------------------------------------------------------------------------------------------------------------
   Total accounts payable and accrued expenses                                         $290,743          $314,014
   =================================================================================================================

4.     RELATED PARTY TRANSACTIONS

In December 1998, the Company completed its IPO. In connection with the IPO, the Company entered into an intercompany agreement with CBS pursuant to which CBS provides the Company with a number of services, including among others, certain legal, financial, administrative and executive services. The costs of these services are allocated according to established methodologies determined by CBS on an annual basis. For the three months ended March 31, 2000 and 1999, allocated expenses of $2.0 million and $1.7 million, respectively, were included in the Company's Consolidated Statements of Earnings and Comprehensive Income. As of March 31, 2000, CBS beneficially owned 64.0% of the equity and 89.9% of the voting power of the Company, on a fully diluted basis.

5.     INCOME TAXES

During the first quarter of 2000, the Company recognized a tax benefit of $265 million related to the exercise of approximately 22 million stock options assumed as part of the Infinity Outdoor acquisition.

6.     EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands except per-share amounts)

                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                               ------------------------------------
                                                                                          2000             1999
===================================================================================================================
Net earnings applicable to common stock                                             $   57,796         $ 47,660
-------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                                   1,087,106          855,250
Dilutive effect of stock option plans                                                    6,465                1
-------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                                 1,093,571          855,251
-------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                                         $     0.05         $   0.06
===================================================================================================================

Options to purchase approximately 6 million shares of the Company's Class A common stock were excluded in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

7.     SEGMENT INFORMATION

The Company's operations are principally focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company's Radio segment has been restated for the prior year to reflect the costs of the Company's corporate headquarters separately. These costs are primarily comprised of compensation and general operating expenses for the corporate headquarters. Previously, these costs were reflected as a component of the Radio segment.

SEGMENT RESULTS OF OPERATIONS
(unaudited, in millions)

                                                   REVENUE             OPERATING EARNINGS             EBITDA
                                         -------------------------- ------------------------- ---------------------
    THREE MONTHS ENDED MARCH 31,                2000        1999         2000        1999        2000       1999
   ================================================================================================================
   Radio                                        $457        $365         $147        $ 87        $212       $153
   Outdoor                                       332         109           27          13         121         19
   ----------------------------------------------------------------------------------------------------------------
   Total segments                                789         474          174         100         333        172
   Corporate                                      --          --           (7)         (2)         (7)        (2)
   ----------------------------------------------------------------------------------------------------------------
   Total                                        $789        $474         $167        $ 98        $326       $170
   ================================================================================================================

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with out-of-home properties. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

Net revenues derived from the Company's foreign operations were $84 million for the three months ended March 31, 2000 as compared to $39 million for the corresponding period of 1999.

8.     SUBSEQUENT EVENTS

On May 3, 2000, the Company entered into a new credit facility, which provides for approximately $2.0 billion of additional borrowing capacity. The credit facility provides for short-term money market loans and revolver borrowings. Borrowing rates under the facility are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate (LIBOR), plus a margin based on Infinity's senior unsecured debt rating. Borrowing availability under the credit facility may be subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio, based on Infinity's senior unsecured debt rating.

On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. As of that date, Viacom beneficially owned 64.2% of the equity and 89.9% of the voting power of the Company, on a fully diluted basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) is one of the largest radio broadcasters in the United States where it owns and operates 162 radio stations. The Company is the largest outdoor advertising company in North America, with operations in the United States, Canada and Mexico. Infinity also owns outdoor advertising properties in Europe, with operations in the United Kingdom, Ireland and the Netherlands. The Company also manages and holds an equity position in Westwood One, Inc., the largest radio network in the United States. The Company's operations are focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, in transit systems, on the street and other locations outside the consumer's home, including listening to the radio at work. The Company's strategy is to generally acquire out-of-home media properties in the largest markets.

Infinity was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties and related assets. Also in December 1998, the Company completed an initial public offering of approximately 155 million shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power. As of March 31, 2000, CBS beneficially owned 64.0% of the equity and 89.9% of the voting power of the Company, on a fully diluted basis.

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion, which included the issuance of approximately 233 million shares of the Company's Class A common stock, the assumption of approximately $1.9 billion of debt, at fair value, and stock options to acquire approximately 28 million shares of the Company's Class A common stock. On December 6, 1999, CBS, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The purchase allows Infinity to expand into five new Top 50 markets, and increases the Company's presence in two markets it already serves. The transaction is subject to regulatory reviews and approvals, and is expected to close by year-end 2000.

On March 21, 2000, the Company announced that it had entered into an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately FF 2.7 billion or $375 million. This acquisition expands the Company's position in Europe. Upon the expected mid-year 2000 completion of the Giraudy acquisition, TDI Europe, the Company's European outdoor advertising business, will have rights to approximately 430,000 display faces.

On March 28, 2000, the Company announced that it had agreed to acquire Waterman Broadcasting Corporation of Texas (Waterman Broadcasting) in exchange for approximately 2.7 million shares of the Company's Class A common stock valued at approximately $88 million on that date. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio. This transaction is subject to regulatory reviews and approvals, and is expected to close by mid-year 2000.

On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. As of that date, Viacom beneficially owned 64.2% of the equity and 89.9% of the voting power of the Company, on a fully diluted basis.

The condensed consolidated financial statements include the accounts of Infinity and its subsidiary companies after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain previously reported amounts have been reclassified to conform to the 2000 presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

RESULTS OF OPERATIONS

Where appropriate, the discussion below provides a comparison of actual results with pro forma results. For the 2000 and 1999 comparisons, pro forma results were determined as if the acquisition of Infinity Outdoor had occurred on January 1, 1999.

USE OF EBITDA

Management believes that earnings before interest, taxes, minority interest, depreciation and amortization (EBITDA) is an appropriate measure for evaluating the operating performance of the Company's business. EBITDA eliminates the effect of depreciation and amortization of tangible and intangible assets, most of which were acquired in acquisitions accounted for under the purchase method of accounting. The exclusion of amortization expense eliminates variations in results among stations or other entities caused by the timing of acquisitions. More recent acquisitions reflect higher amortization expense due to increasing prices associated with out-of-home properties. However, EBITDA should be considered in addition to, not as a substitute for, operating earnings, net earnings, cash flows and other measures of financial performance reported in accordance with generally accepted accounting principles. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, this measure may not be comparable to similarly titled measures employed by other companies. EBITDA differs from cash flows from operating activities primarily because it does not consider changes in assets and liabilities from period to period, and it does not include cash flows for interest and taxes.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

The Company's net revenues for the three months ended March 31, 2000 were $789 million compared to $474 million for the three months ended March 31, 1999, an increase of approximately 66%. Radio net revenues for the three months ended March 31, 2000 were $457 million compared to $365 million for the three months ended March 31, 1999, an increase of approximately 25% as a result of strong performance at the Company's radio stations. Outdoor net revenues for the three months ended March 31, 2000 were $332 million compared to $109 million for the three months ended March 31, 1999, an increase of approximately 204%. Driving this increase was the strong performance of the Company's outdoor properties, as well as the December 1999 acquisition of Infinity Outdoor. On a pro forma basis, assuming the Infinity Outdoor acquisition was completed on January 1, 1999, the Outdoor segment's net revenues for the first quarter of 2000 increased by approximately 21%. During the first quarter of 2000, the Company's consolidated net revenues on a pro forma basis increased approximately 23%.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended March 31, 2000 were $461 million compared to $304 million for the three months ended March 31, 1999, an increase of approximately 52%. Radio operating expenses excluding depreciation and amortization for the three months ended March 31, 2000 were $244 million compared to $212 million for the three months ended March 31, 1999, an increase of approximately 15%. Outdoor operating expenses excluding depreciation and amortization for the three months ended March 31, 2000 were $210 million compared to $90 million for the three months ended March 31, 1999, an increase of approximately 133%. These increases were primarily attributable to expenses associated with higher revenues, as well as the December 1999 acquisition of Infinity Outdoor. On a pro forma basis, the Company's operating expenses excluding depreciation and amortization for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 increased approximately 18%, reflecting higher outdoor lease expenses as well as expenses associated with higher revenues. The Company's corporate expenses for the three months ended March 31, 2000 were $7 million compared to $2 million for the three months ended March 31, 1999, an increase of $5 million, principally due to higher compensation expense.

The Company's depreciation and amortization expense for the three months ended March 31, 2000 was $161 million compared to $72 million for the three months ended March 31, 1999, an increase of approximately 121%. Radio depreciation and amortization expense remained flat at approximately $66 million for the three months ended March 31, 2000 and 1999. Outdoor depreciation and amortization expense for the three months ended March 31, 2000 was $95 million compared to $6 million for the three months ended March 31, 1999, an increase of approximately $89 million, resulting primarily from the December 1999 acquisition of Infinity Outdoor.

The Company's operating earnings for the three months ended March 31, 2000 were $167 million compared to $98 million for the three months ended March 31, 1999, an increase of approximately 71%. Radio operating earnings for the three months ended March 31, 2000 were $147 million compared to $87 million for the three months ended March 31, 1999, an increase of approximately 68%. Outdoor operating earnings for the three months ended March 31, 2000 were $27 million compared to $13 million for the three months ended March 31, 1999, an increase of approximately 120%. These increases were primarily attributable to higher revenues at the existing operations of both Radio and Outdoor, as well as the December 1999 acquisition of Infinity Outdoor. The Company's consolidated operating earnings on a pro forma basis increased approximately 84% during the first quarter of 2000 as compared to the first quarter of 1999.

The Company's EBITDA for the three months ended March 31, 2000 was $326 million compared to $170 million for the three months ended March 31, 1999, an increase of approximately 92%. The Radio segment's EBITDA for the three months ended March 31, 2000 was $212 million compared to $153 million for the three months ended March 31, 1999, an increase of approximately 38%. The Outdoor segment's EBITDA for the three months ended March 31, 2000 was $121 million compared to $19 million for the three months ended March 31, 1999, an increase of approximately 534%. These increases were primarily attributable to the higher revenues generated by the Company's operating segments and the December 1999 acquisition of Infinity Outdoor. On a pro forma basis, assuming the Infinity Outdoor acquisition was completed on January 1, 1999, the Outdoor segment's EBITDA for the first quarter of 2000 increased by approximately 24%. The Company's consolidated EBITDA on a pro forma basis increased approximately 31% during the first quarter of 2000 as compared to the first quarter of 1999.

Net interest expense for the first quarter of 2000 was $34 million compared to $2 million for the first quarter of 1999. The increase in net interest expense resulted primarily from the assumption of debt in connection with the December 1999 acquisition of Infinity Outdoor.

Income taxes for the three months ended March 31, 2000 were $74 million compared to $48 million for the three months ended March 31, 1999. The effective tax rate was 56% for the three months ended March 31, 2000 compared to 50% for the three months ended March 31, 1999. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. The increase in tax expense was due to the Company's higher operating earnings.

Net earnings for the three months ended March 31, 2000 totaled $58 million compared to $48 million for the three months ended March 31, 1999, an increase of approximately 21%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenues are typically lowest in the first quarter and highest in the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At March 31, 2000, the Company had approximately $1.8 billion of long-term debt outstanding, substantially all of which was assumed or financed in connection with the December 1999 acquisition of Infinity Outdoor and the June 1998 acquisition of American Radio Systems Corporation. The Company's equity at March 31, 2000 totaled approximately $15.6 billion. At March 31, 2000, the Company's cash and cash equivalents totaled $90 million. Management expects that the Company will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuance of equity securities.

On March 3, 2000, the Company entered into an agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. On March 21, 2000, the Company announced an agreement to purchase Giraudy, one of France's largest outdoor advertising companies, for approximately FF 2.7 billion, or $375 million. In order to finance these acquisitions, the Company executed a credit facility, increasing its borrowing capacity by approximately $2.0 billion. In addition, on March 28, 2000, the Company announced an agreement to purchase two stations in San Antonio, Texas in exchange for approximately 2.7 million shares of the Company's Class A common stock.

Operating Activities

The Company's operating activities provided $317 million of cash during the first three months of 2000 compared to $241 million during the first three months of 1999. The increase relates primarily to the improved operating results during the first three months of 2000 and cash provided from the operations of Infinity Outdoor.

During the first quarter of 2000, the Company recognized a tax benefit of $265 million related to the exercise of approximately 22 million stock options assumed as part of the Infinity Outdoor acquisition. As a result, the Company expects a reduction in taxes paid during 2000.

Investing Activities

The Company's investing activities used cash of $131 million during the first three months of 2000 compared to providing cash of $12 million during the first three months of 1999. Cash used during the first three months of 2000 related primarily to the impact of acquisitions of outdoor properties and capital expenditures.

The Company's capital expenditures totaled $19 million for the first three months of 2000 compared to $10 million for the first three months of 1999. The Company's business does not require substantial investment of capital. The increase in capital expenditures during the first three months of 2000 was due to the December 1999 acquisition of Infinity Outdoor.

Financing Activities

Cash used for financing activities totaled $167 million during the first three months of 2000 compared to $124 million during the first three months of 1999.

During the first quarter of 2000, pursuant to $1 billion of stock buyback authorizations, the Company acquired approximately 5 million shares of its Class A common stock, at a cost of $167 million. Since the inception of the stock buyback program in June 1999 through May 12, 2000, the Company has acquired approximately 26 million shares of its Class A common stock at an average price of $29.13 per share for a total of $770 million. The stock buybacks were funded principally from the Company's internal cash resources.

On May 3, 2000, the Company executed a new credit facility, which provides for approximately $2.0 billion of additional borrowing capacity. The Company's revolving credit agreements provide for approximately $3.5 billion of total available borrowings. CBS guarantees $1.5 billion of Infinity's borrowing under the original revolver. Borrowing availability under the credit agreements is subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the credit agreements. At March 31, 2000, the Company had borrowings under the original credit facility of approximately $1.0 billion, of which $51 million were short-term. These borrowings resulted principally from the refinancing of debt assumed in the Infinity Outdoor acquisition.

During the first quarter of 2000, the Company repurchased at market rates, certain outstanding debt at a cost of $95 million.

Cash used for financing activities during the first three months of 1999 related to the Company's repayment of outstanding debt.

The Company does not anticipate paying any dividends on its common stock in the near term.

REGULATORY MATTERS

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

CBS has previously received numerous permanent and temporary conditional waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers were subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the FCC rule restricting common ownership in the same market of radio and television stations (formerly known as the "one-to-a-market" rule).

In August 1999, the FCC adopted a radio/television cross-ownership rule, which allows a single party to own in a market: (a) up to two television stations (if permitted by the FCC's newly promulgated television duopoly rule) and up to six radio stations; or (b) one television station and seven radio stations (assuming the television duopoly rule would allow common ownership of two television stations in a market), in both instances if sufficient market "voices" (which include independently owned television and radio stations as well as daily newspapers and cable television) exist.

CBS demonstrated compliance with the new rule in all markets other than Los Angeles, Chicago and Dallas-Fort Worth, in each of which the Company has attributable interests in eight radio stations and CBS has interests in one television station, and in the Baltimore market, where CBS has attributable interests in one television station and the Company has attributable interests in, based on the FCC's interpretation of the new rule, eight radio stations. As to those four markets, the new rule provides that the FCC would continue the temporary waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and CBS and the Company would have an opportunity to demonstrate that the continued ownership of radio stations in these markets in excess of the limits set by the rules would serve the public interest.

However, in connection with the merger of Viacom and CBS, FCC approval has been granted, allowing the transfer of control to Viacom of the television licenses held by CBS and the radio licenses currently held by the Company. The combined company will be required to divest some of its broadcasting assets in connection with such FCC approval. In particular, the combined company will not be permitted to continue the temporary conditional waivers of the radio/television cross-ownership rule until 2004, and the addition of certain Viacom television stations will obligate the combined company to divest additional radio stations. In total, based on the FCC's interpretation of the radio/television cross-ownership rule, the combined company will be required to divest seven radio stations in Los Angeles (1), Chicago (1), Baltimore (2), Dallas (2) and Sacramento (1) in order to comply with the radio/television cross-ownership rule.

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS have requested a period of six months from consummation of the merger within which to file applications for divestiture which would achieve compliance with the radio/television cross-ownership rule.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. If a single individual or entity controls more than 50% of a corporation's outstanding voting stock, that individual or entity is viewed as a single majority stockholder; thus, the FCC views the combined company as a single majority stockholder of the Company. In the case of a single majority stockholder, the interests of other stockholders are not attributable unless the stockholders are also officers or directors of the corporation or the new "equity/debt plus" rule applies, under which an otherwise nonattributable debt or equity interest will be deemed attributable where: (a) the interest holder is also a program supplier to the licensee in question or is a same market broadcaster or other media outlet subject to the broadcast cross-ownership rules, including newspaper and cable operators; and (b) the equity and/or debt holding exceeds 33 percent of the media outlet's total asset value.

The Communications Act prohibits the issuance of broadcast licenses to, or the holding of broadcast licenses by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country. The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation (such as Viacom in the case of the Company) of which more than 25% of the capital stock is owned of record or voted by aliens. As a result of these provisions, the licenses granted to the Company by the FCC could be revoked if more than 20% of the Company's stock were directly or indirectly owned or voted by aliens or if more than 25% of Viacom's stock were directly or indirectly held or voted by aliens. The Company's restated certificate restricts the ownership, voting and transfer of the Company's capital stock in accordance with the Communications Act and the rules of the FCC, and prohibits the issuance of more than 20% of the Company's outstanding capital stock (or more than 20% of the voting rights it represents) to or for the account of aliens. The restated certificate authorizes the Company's Board of Directors to enforce these prohibitions. In addition, the restated certificate provides that shares of capital stock of the Company determined by the Company's Board of Directors to be owned beneficially by an alien or an entity directly or indirectly owned by aliens in whole or in part shall be subject to redemption by the Company by action of the Board of Directors to the extent necessary, in the judgment of the Board of Directors, to comply with these alien ownership restrictions.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  A)EXHIBITS

    2.            PLAN OF ACQUISITION.
    2.1 Asset Purchase Agreement, dated March 3, 2000, among Clear Channel Communications, Inc., AMFM Inc., CCU Merger Sub, Inc. and CBS Radio Inc, is incorporated herein by reference to
                  Exhibit 10.30 to Form 10-K for the year ended December 31,
                  1999.

    2.2 Agreement and Plan of Merger, dated May 27, 1999, among the Company, Burma Acquisition Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.1 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

    2.3 Amendment No. 1, dated June 16, 1999, to the Agreement and Plan of Merger, dated May 27, 1999, among the Company, Burma Acquisitions Corp. and Outdoor Systems, Inc., is incorporated herein by reference to Exhibit 99.2 to the Company's report on Form 8-K, filed with the Securities and Exchange Commission on June 25, 1999.


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

    4.            RIGHTS OF SECURITY HOLDERS.
    4.1 There are no instruments with respect to long-term debt of the Company that involve securities authorized thereunder exceeding 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to provide to the Securities and Exchange Commission, upon request, a copy of instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.


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

   10.3           Amended and Restated Credit Agreement, dated as of
                  December 10, 1999, among the Company, the Subsidiary Borrowers parties thereto, CBS Corporation, as Guarantor, the Lenders named therein, The Chase Manhattan Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of America, N.A. and The Toronto-Dominion Bank, as Syndication Agents, is incorporated herein by reference to Exhibit 10.8 to the report on Form 10-K for the year ended December 31, 1999.

   10.4 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among the Company, the Subsidiary Borrowers (as defined in the Agreement), CBS Corporation, as Guarantor, the Lenders (as defined in the Agreement), Bank of America, N.A. and The Toronto-Dominion Bank, as Syndication Agents for the Lenders, The Chase Manhattan Bank, as Documentation Agent for the Lenders, and Morgan Guaranty Trust Company of New York, as Administrative Agent for the Lenders.

   10.5 Five-year Credit Agreement, dated as of May 3, 2000, among the Company, the Subsidiary Borrowers parties thereto, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents, and Bank of New York, as Documentation Agent.

   10.6 364-Day Credit Agreement, dated as of May 3, 2000, among the Company, the Subsidiary Borrowers parties thereto, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents, and Bank of New York, as Documentation Agent.

   10.7 Management Agreement, dated March 30, 1999, between the Company and Westwood One, Inc., is incorporated herein by reference to Exhibit 10.17 to the report on Form 8-K of Westwood One, Inc., filed with the Securities and Exchange Commission on June 4, 1999.

   10.8 Amended and Restated Representation Agreement, dated March 30, 1999, between the Company and Westwood One, Inc., is incorporated herein by reference to Exhibit 10.18 to the report on Form 8-K of Westwood One, Inc., filed with the Securities and Exchange Commission on June 4, 1999.

   10.9* Services Agreement, dated as of May 1, 1993, by and between Outdoor Systems, Inc., Williams Manufacturing, Inc., and J&L Industries, and Amendment No. 1, dated April 15, 1996, thereto.

   10.10* Letter Agreement, dated as of September 6, 1999, between Viacom Inc. and Mel Karmazin, is incorporated by reference to Exhibit 99.4 to the report on Form 8-K of CBS Corporation, filed with the Securities and Exchange Commission on September 8, 1999.

   10.11* First Amendment to Employment Agreement, dated December 31, 1999, between Viacom Inc. and Mel Karmazin, is incorporated by reference to Exhibit 10(ss) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1999.

   10.12* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit
                  10.15 to the report on Form 10-Q for the quarter ended September 30, 1999.

   10.13* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit
                  10.16 to the report on Form 10-Q for the quarter ended September 30, 1999.

   10.14* 1998 Long-Term Incentive Plan of the Company, is incorporated herein by reference to Exhibit 10.16 to the report on Form 10-K for the year ended December 31, 1999.

   10.15* Executive Annual Incentive Plan of the Company, is incorporated herein by reference to Exhibit 10.17 to the report on Form 10-K for the year ended December 31, 1999.

   10.16* The Westinghouse Executive Pension Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit 10.20 to the report on Form 10-Q for the quarter ended September 30, 1999.

   10.17* The CBS Corporation 1998 Executive Annual Incentive Plan is incorporated herein by reference to Exhibit A to the Proxy Statement of CBS Corporation filed March 25, 1998.

   10.18          Form of Trademark License Agreement between CBS Worldwide Inc.
                  and the Company is incorporated by reference to Exhibit 10.24 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

   10.19 Form of Trademark License Agreement between CBS Broadcasting Inc. and the Company is incorporated by reference to Exhibit
                  10.25 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

   10.20 Form of Trademark License Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit 10.26 to the Company's Registration Statement No. 333-63727 on Form S-1, Amendment No. 4, filed with the Securities and Exchange Commission on December 4, 1998.

   10.21* The Infinity Broadcasting Corporation Stock Plan for Directors is incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 1998.

   10.22 Stockholders Agreement, dated May 27, 1999, among the Company, William S. Levine, Arturo R. Moreno, Carole D. Moreno, Levine Investments Limited Partnership and BRN Properties Limited Partnership, is incorporated herein by reference to Exhibit
                  99.2 to the report on Form 8-K of Outdoor Systems, Inc., filed with the Securities and Exchange Commission on June 3, 1999.

   10.23 Amendment No. 1, dated July 15, 1999, to the Stockholders Agreement, dated May 27, 1999, among the Company and the stockholders named in the agreement, is incorporated herein by reference to Exhibit 2.4 to the Company's Registration Statement No. 333-88363 on Form S-4, filed with the Securities and Exchange Commission on October 4, 1999.

   27.            FINANCIAL DATA SCHEDULE.


 * Identifies management contract or compensatory plan or arrangement.

B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on January 14, 2000, filing a press release announcing that the Company's Board of Directors authorized the purchase of an additional $500 million of its Class A common stock.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of May, 2000.



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