Form 10-Q
period 2000-06-30
INFINITY BROADCASTING CORP /DE/
filed 2000-08-14
CIK 1070518

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                                 -------------

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
              (Registrant's telephone number, including area code)



Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

AT JULY 31, 2000, 389,103,478 SHARES OF CLASS A COMMON STOCK AND 700,000,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING.


================================================================================

                        INFINITY BROADCASTING CORPORATION
                                      INDEX
                        ---------------------------------




                                                                                                     PAGE NO.
                                                                                                     --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Statements of Earnings and Comprehensive Income                 3

                  Condensed Consolidated Balance Sheet                                                   4

                  Condensed Consolidated Statement of Cash Flows                                         5

                  Notes to the Condensed Consolidated Financial Statements                               6


                  Item 2.  Management's Discussion and Analysis of Financial                            10
                           Condition and Results of Operations

                  Item 3.  Quantitative and Qualitative Disclosures about                               17
                           Market Risks

                  Item 4.  Submission of Matters to a Vote of Security Holders                          17


PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                            18

                  Item 6.  Exhibits and Reports on Form 8-K                                             18


SIGNATURE                                                                                               22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                       INFINITY BROADCASTING CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
     ----------------------------------------------------------------------
               (unaudited, in thousands except per-share amounts)

                                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                              JUNE 30,                      JUNE 30,
                                                                     ------------------------      ---------------------------
                                                                         2000          1999           2000            1999
==============================================================================================================================
Total revenues                                                       $1,112,922      $681,957      $2,005,171      $1,220,584
Less agency commissions                                                (138,009)      (84,684)       (241,674)       (149,576)
-----------------------------------------------------------------------------------------------------------------------------
Net revenues                                                            974,913       597,273       1,763,497       1,071,008
-----------------------------------------------------------------------------------------------------------------------------
Operating expenses excluding depreciation and amortization              516,686       332,190         977,613         635,769
Depreciation and amortization                                           170,243        73,928         331,064         146,538
-----------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                686,929       406,118       1,308,677         782,307
-----------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                      287,984       191,155         454,820         288,701
Interest income (expense), net                                          (30,673)           79         (64,305)         (2,123)
Other income (expense), net                                                (536)          (41)         (1,901)           (133)
-----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                      256,775       191,193         388,614         286,445
Income taxes                                                           (142,228)      (91,586)       (216,321)       (139,213)
Minority interest in (income) loss of consolidated subsidiaries             (22)           21              28              56
-----------------------------------------------------------------------------------------------------------------------------
Net earnings                                                         $  114,525      $ 99,628      $  172,321      $  147,288
==============================================================================================================================
Basic earnings per common share                                      $     0.11      $   0.12      $     0.16      $     0.17
Diluted earnings per common share                                    $     0.11      $   0.12      $     0.16      $     0.17
==============================================================================================================================
Weighed average common shares outstanding --
         Basic                                                        1,087,863       854,794       1,087,068         854,990
         Diluted                                                      1,090,636       854,938       1,091,764         855,062
==============================================================================================================================
Comprehensive income:
Foreign currency translation adjustment                                 (33,464)        3,813         (23,023)             --
Comprehensive income                                                 $   81,061      $103,441      $  149,298      $  147,288
==============================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                       INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands except per-share amounts)

                                                                                    (UNAUDITED)
                                                                                       JUNE 30,     DECEMBER 31,
                                                                                           2000             1999
================================================================================================================
ASSETS
    Cash and cash equivalents                                                       $   122,360      $    71,636
    Receivables (net of allowance for doubtful accounts of $61,159
      and $48,868, respectively)                                                        874,131          748,622
    Prepaid and other current assets                                                    150,645          108,846
    Deferred income taxes                                                               107,957           44,017
================================================================================================================
    Total current assets                                                              1,255,093          973,121
    Property and equipment, net                                                       2,265,663        2,091,735
    Intangible assets, net                                                           16,032,290       15,927,693
    Other assets                                                                        360,180          334,906
----------------------------------------------------------------------------------------------------------------
Total assets                                                                        $19,913,226      $19,327,455
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                                           $   446,458      $   314,014
    Accrued compensation                                                                 90,740           69,170
    Accrued interest                                                                     19,211           17,112
    Accrued income taxes                                                                     --           12,192
    Short-term debt                                                                      99,000           38,000
    Other current liabilities                                                             5,146              943
----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                           660,555          451,431
    Long-term debt                                                                    2,372,425        1,906,348
    Deferred income taxes                                                             1,299,137        1,313,398
    Other noncurrent liabilities                                                        107,642           65,236
----------------------------------------------------------------------------------------------------------------
Total liabilities                                                                     4,439,759        3,736,413
----------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, par value $0.01 (50,000 shares
      authorized, no shares issued)                                                          --               --
    Class A common stock, par value $0.01 (2,000,000 shares
      authorized, 414,460 and 390,709 shares issued at June 30, 2000 and                  4,145            3,907
      December 31, 1999, respectively)
    Class B common stock, par value $0.01 (2,000,000 shares authorized, 700,000
      shares issued at June 30, 2000 and December 31, 1999, respectively)                 7,000            7,000
    Capital in excess of par value                                                   15,726,518       15,657,734
    Accumulated earnings                                                                593,309          420,990
    Accumulated other comprehensive loss                                                (36,323)         (13,300)
================================================================================================================
                                                                                     16,294,649       16,076,331
    Less: Common stock held in treasury, at cost (28,044 shares and 17,636 shares held in treasury at June 30, 2000 and December 31, 1999,
          respectively)                                                                (821,182)        (485,289)
================================================================================================================
Total stockholders' equity                                                           15,473,467       15,591,042
----------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                          $19,913,226      $19,327,455
================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                       INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                           (unaudited, in thousands)

SIX MONTHS ENDED JUNE 30,                                                                   2000           1999
===============================================================================================================
Cash flows from operating activities:
  Net earnings                                                                       $   172,321      $ 147,288
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                       331,064        146,538
     Deferred taxes                                                                      213,481          2,607
     Other noncash items                                                                  (6,443)        (3,296)
     Changes in assets and liabilities, net of acquisitions and dispositions:
       Decrease in accounts receivable                                                    (2,008)        (8,264)
       Increase in other assets                                                          (53,515)       (19,714)
       (Decrease) increase in accounts payable and accrued expenses                      (48,638)        29,246
       Increase (decrease) in accrued interest                                             2,099         (4,680)
       (Decrease) increase in accrued income taxes payable                               (12,192)        33,583
       Decrease in other liabilities                                                      (9,348)        (4,468)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                586,821        318,840
---------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from dispositions                                                                --         58,750
    Business acquisitions and investments                                               (643,463)      (101,422)
    Capital expenditures                                                                 (42,815)       (19,561)
---------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                                  (686,278)       (62,233)
---------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net increase in short-term debt                                                       61,000             --
    Bank revolver borrowings                                                           1,850,000             --
    Bank revolver payments                                                            (1,390,000)            --
    Purchase of notes and convertible debentures                                         (97,798)      (184,731)
    Treasury stock repurchases                                                          (335,893)       (34,366)
    Proceeds from exercise of stock options                                               62,872             --
---------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                                     150,181       (219,097)
---------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                     50,724         37,510
Cash and cash equivalents at beginning of period                                          71,636        497,701
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $   122,360      $ 535,211
===============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                         $    70,248      $  20,744
    Income taxes                                                                          18,203        103,114

===============================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            --------------------------------------------------------

1. GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, Infinity or the Company) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. Certain previously reported amounts have been reclassified to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

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

On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. As of June 30, 2000, Viacom beneficially owned 64.3% of the equity and 90.0% of the voting power of the Company, on a fully diluted basis.

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

2. ACQUISITIONS

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a 30-year period. On December 6, 1999, CBS, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of its acquisitions, including Infinity Outdoor, as if these acquisitions occurred on January 1, 1999. The aggregate impact of other acquisitions was not included in the unaudited pro forma information as it is not meaningful. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, the related income tax effects and issuance of additional shares of Class A common stock.

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                         -----------------------------------------------------------
                                                             2000            1999             2000              1999
====================================================================================================================
Net revenues                                             $974,913        $809,605       $1,763,497        $1,454,427
Net earnings                                              114,525          71,482          172,321            95,184
Net earnings per common share - basic                    $   0.11        $   0.07       $     0.16        $     0.09
Net earnings per common share - diluted                  $   0.11        $   0.06       $     0.16        $     0.09
====================================================================================================================

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Company's acquisitions, including Infinity Outdoor, been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The transaction is subject to regulatory reviews and approvals, and is expected to close by the end of the third quarter 2000.

On June 8, 2000, the Company completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million.

On June 22, 2000, Infinity Broadcasting acquired Societa Manifesti & Affissioni S.p.A., one of the leading Italian outdoor advertising companies, for approximately $90 million.

Effective July 1, 2000, the Company completed the acquisition of Waterman Broadcasting Corporation of Texas (Waterman Broadcasting) in exchange for approximately 2.7 million shares of the Company's Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio.

On July 11, 2000, the Company entered into an agreement to purchase Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million in an asset transaction.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (in thousands)

                                                                                    (UNAUDITED)
                                                                                      JUNE  31,    DECEMBER 31,
                                                                                           2000            1999
===============================================================================================================
Accounts payable                                                                       $171,130        $ 75,898
Accrued transit franchise payments                                                       57,869          40,841
Other                                                                                   217,459         197,275
---------------------------------------------------------------------------------------------------------------
Total accounts payable and accrued expenses                                            $446,458        $314,014
===============================================================================================================


4. DEBT

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

The Company's revolving credit agreements provide for approximately $3.5 billion of total available borrowings. Viacom guarantees Infinity's borrowing under the original $1.5 billion credit facility. At June 30, 2000, the Company had borrowings under the credit facilities of approximately $1.5 billion, of which $99 million were short-term. The credit facilities also serve as backup for commercial paper issued by the Company.

5. RELATED PARTY TRANSACTIONS

In December 1998, the Company completed its IPO. In connection with the IPO, the Company entered into an intercompany agreement with CBS, pursuant to which CBS, now Viacom, provides the Company with a number of services, including among others, certain legal, financial, administrative and executive services. The costs of these services are allocated according to established methodologies determined by Viacom on an annual basis. For the three and six months ended June 30, 2000, allocated expenses of $2.1 million and $4.1 million, respectively, were included in the Company's Consolidated Statements of Earnings and Comprehensive Income as compared to $1.8 million and $3.5 million for the three and six months ended June 30, 1999, respectively. As of June 30, 2000, Viacom beneficially owned 64.3% of the equity and 90.0% of the voting power of the Company, on a fully diluted basis.

6. INCOME TAXES

For the three and six months ended June 30, 2000, the Company's effective tax rate was 56%. The effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. During the six months ended June 30, 2000, the Company recognized a tax benefit of $270 million related to the exercise of approximately 24 million stock options assumed in the Infinity Outdoor acquisition, which substantially offset all of the taxes payable for the six months ended June 30, 2000.

7. EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share", which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands except per-share amounts)


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                     --------------------------        --------------------------
                                                                           2000            1999              2000            1999
=================================================================================================================================
Net earnings applicable to common stock                              $  114,525        $ 99,628        $  172,321        $147,288
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - basic                                    1,087,863         854,794         1,087,068         854,990
Dilutive effect of stock option plans                                     2,773             144             4,696              72
---------------------------------------------------------------------------------------------------------------------------------
Average shares outstanding - diluted                                  1,090,636         854,938         1,091,764         855,062
---------------------------------------------------------------------------------------------------------------------------------
Basic and diluted earnings per common share                          $     0.11        $   0.12        $     0.16        $   0.17
=================================================================================================================================

Options to purchase approximately 6 million shares of the Company's Class A common stock were excluded in the computation of diluted earnings per share because their inclusion would be anti-dilutive.

8. SEGMENT INFORMATION

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

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands)

                                       NET REVENUES                  OPERATING EARNINGS                       EBITDA
                              ----------------------------        ------------------------          -------------------------
THREE MONTHS ENDED JUNE 30,         2000              1999            2000            1999              2000             1999
=============================================================================================================================
Radio                         $  555,317        $  463,154        $225,893         $168,752         $292,311         $235,642
Outdoor                          419,596           134,119          66,022           23,671          169,304           30,660
-----------------------------------------------------------------------------------------------------------------------------
Total segments                   974,913           597,273         291,915          192,423          461,615          266,302
Corporate                             --                --          (3,931)          (1,268)          (3,924)          (1,260)
-----------------------------------------------------------------------------------------------------------------------------
Total                         $  974,913        $  597,273        $287,984         $191,155         $457,691         $265,042
=============================================================================================================================

                                       NET REVENUES                  OPERATING EARNINGS                       EBITDA
                              ----------------------------        ------------------------          -------------------------
SIX MONTHS ENDED JUNE 30,           2000              1999            2000             1999             2000             1999
=============================================================================================================================
Radio                         $1,011,715        $  827,583        $371,593         $255,582         $503,869         $388,433
Outdoor                          751,782           243,425          93,202           36,168          290,074           49,706
-----------------------------------------------------------------------------------------------------------------------------
Total segments                 1,763,497         1,071,008         464,795          291,750          793,943          438,139
Corporate                             --                --          (9,975)          (3,049)          (9,960)          (3,033)
-----------------------------------------------------------------------------------------------------------------------------
Total                         $1,763,497        $1,071,008        $454,820         $288,701         $783,983         $435,106
=============================================================================================================================


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

Net revenues derived from the Company's foreign operations were $132 million and $216 million for the three and six months ended June 30, 2000, respectively, compared to $52 million and $91 million for the corresponding periods of 1999.

9. SUBSEQUENT EVENTS

On July 20, 2000, the Company initiated a $3.25 billion commercial paper program (the "Program"). Borrowings under the Program will be short-term in nature and will be used primarily to finance pending and future acquisitions or refinance existing debt. The Program is backed up by the Company's credit facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) is one of the largest radio broadcasters in the United States, where it owns and operates 166 radio stations. The Company is the largest outdoor advertising company in North America, with operations in the United States, Canada and Mexico. Infinity also owns outdoor advertising properties in Europe, with operations in the United Kingdom, the Netherlands, France, Italy and Ireland. The Company also manages and holds an equity position in Westwood One, Inc., the largest radio network in the United States. The Company's operations are focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, in transit systems, on the street and other locations outside the consumer's home, including listening to the radio at work. The Company's strategy is to generally acquire out-of-home media properties in the largest markets.

Infinity was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties and related assets. Also in December 1998, the Company completed an initial public offering of approximately 155 million shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power. On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. As of June 30, 2000, Viacom beneficially owned 64.3% of the equity and 90.0% of the voting power of the Company, on a fully diluted basis.

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion. On December 6, 1999, CBS, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On March 3, 2000, the Company entered into an Asset Purchase Agreement to acquire 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The purchase allows Infinity to expand into five new Top 50 markets, and increases the Company's presence in two markets it already serves. The transaction is subject to regulatory reviews and approvals, and is expected to close by the end of the third quarter 2000.

On June 8, 2000, the Company completed the acquisition of Giraudy, one of France's largest outdoor advertising companies, for approximately $400 million.

On June 22, 2000, Infinity Broadcasting acquired Societa Manifesti & Affissioni S.p.A., one of the leading Italian outdoor advertising companies, for approximately $90 million, expanding the Company's position in Europe.

Effective July 1, 2000, the Company completed the acquisition of Waterman Broadcasting Corporation of Texas (Waterman Broadcasting) in exchange for approximately 2.7 million shares of the Company's Class A common stock valued at approximately $88 million. Waterman Broadcasting owns radio stations KTSA-AM and KTFM-FM in San Antonio.

On July 11, 2000, the Company announced that it has agreed to purchase Memphis radio stations WMC-AM and WMC-FM from Raycom Media for approximately $76 million in an asset transaction. The acquisition of these two stations gives the Company entrance into the nation's 46th largest radio market.

The condensed consolidated financial statements include the accounts of Infinity and its subsidiary companies after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000. Certain previously reported amounts have been reclassified to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

RESULTS OF OPERATIONS

Where appropriate, the discussion below provides a comparison of actual results with pro forma results. For the 2000 and 1999 comparisons, pro forma results assume the completion of the Infinity Outdoor acquisition on January 1, 1999 and other outdoor properties as though these acquisitions had been consummated as of the corresponding date in the prior period.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

The Company's net revenues for the three months ended June 30, 2000 were $975 million compared to $597 million for the three months ended June 30, 1999, an increase of approximately 63%. Radio net revenues for the three months ended June 30, 2000 were $555 million compared to $463 million for the three months ended June 30, 1999, an increase of approximately 20% as a result of strong performance at the Company's radio stations. Outdoor net revenues for the three months ended June 30, 2000 were $420 million compared to $134 million for the three months ended June 30, 1999, an increase of approximately 213%. Driving this increase was the strong performance of the Company's outdoor properties, as well as the December 1999 acquisition of Infinity Outdoor. On a pro forma basis, the Outdoor segment's net revenues for the second quarter of 2000 increased by approximately 17%. During the second quarter of 2000, the Company's consolidated net revenues on a pro forma basis increased approximately 18%.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended June 30, 2000 were $517 million compared to $332 million for the three months ended June 30, 1999, an increase of approximately 56%. Radio operating expenses excluding depreciation and amortization for the three months ended June 30, 2000 were $262 million compared to $227 million for the three months ended June 30, 1999, an increase of approximately 15%. Outdoor operating expenses excluding depreciation and amortization for the three months ended June 30, 2000 were $251 million compared to $104 million for the three months ended June 30, 1999, an increase of approximately 143%. These increases were primarily attributable to expenses associated with higher revenues, as well as the acquisition of Infinity Outdoor. On a pro forma basis, the Company's operating expenses excluding depreciation and amortization for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 increased approximately 14%, reflecting higher outdoor lease expenses as well as expenses associated with higher revenues. The Company's corporate expenses for the three months ended June 30, 2000 were $4 million compared to $1 million for the three months ended June 30, 1999, an increase of $3 million, principally due to higher compensation expense.

The Company's depreciation and amortization expense for the three months ended June 30, 2000 was $170 million compared to $74 million for the three months ended June 30, 1999, an increase of approximately 130%. Radio depreciation and amortization expense remained flat at approximately $67 million for the three months ended June 30, 2000 and 1999. Outdoor depreciation and amortization expense for the three months ended June 30, 2000 was $103 million compared to $7 million for the three months ended June 30, 1999, an increase of approximately $96 million, resulting primarily from the acquisition of Infinity Outdoor.

The Company's operating earnings for the three months ended June 30, 2000 were $288 million compared to $191 million for the three months ended June 30, 1999, an increase of approximately 51%. Radio operating earnings for the three months ended June 30, 2000 were $226 million compared to $168 million for the three months ended June 30, 1999, an increase of approximately 34%. Outdoor operating earnings for the three months ended June 30, 2000 were $66 million compared to $24 million for the three months ended June 30, 1999, an increase of approximately 177%. These increases were primarily attributable to higher revenues at the existing operations of both Radio and Outdoor, as well as the acquisition of Infinity Outdoor. The Company's consolidated operating earnings on a pro forma basis increased approximately 36% during the second quarter of 2000 as compared to the second quarter of 1999.

The Company's EBITDA for the three months ended June 30, 2000 was $458 million compared to $265 million for the three months ended June 30, 1999, an increase of approximately 73%. Radio EBITDA for the three months ended June 30, 2000 was $292 million compared to $235 million for the three months ended June 30, 1999, an increase of approximately 24%. Outdoor EBITDA for the three months ended June 30, 2000 was $169 million compared to $31 million for the three months ended June 30, 1999, an increase of approximately 452%. These increases were primarily attributable to the higher revenues generated by the Company's operating segments and the acquisition of Infinity Outdoor. On a pro forma basis, Outdoor EBITDA for the second quarter of 2000 increased by approximately 22%. The Company's consolidated EBITDA on a pro forma basis increased approximately 23% during the second quarter of 2000 as compared to the second quarter of 1999.

Net interest expense for the three months ended June 30, 2000 was $31 million. The Company had no net interest expense for the three months ended June 30, 1999. The increase in net interest expense resulted primarily from the assumption of debt in connection with the acquisition of Infinity Outdoor.

Income taxes for the three months ended June 30, 2000 were $142 million compared to $91 million for the three months ended June 30, 1999. The effective tax rate was 56% for the three months ended June 30, 2000 compared to 48% for the three months ended June 30, 1999. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. The increase in tax expense was due to the Company's higher operating earnings. Substantially all of the taxes payable for the second quarter were offset by tax benefits realized in connection with the exercise of stock options assumed in the Infinity Outdoor acquisition.

Net earnings for the three months ended June 30, 2000 totaled $115 million compared to $100 million for the three months ended June 30, 1999, an increase of approximately 15%.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

The Company's net revenues for the six months ended June 30, 2000 were $1,764 million compared to $1,071 million for the six months ended June 30, 1999, an increase of approximately 65%. Radio net revenues for the six months ended June 30, 2000 were $1,012 million compared to $828 million for the six months ended June 30, 1999, an increase of approximately 22% as a result of strong performance at the Company's radio stations. Outdoor net revenues for the six months ended June 30, 2000 were $752 million compared to $243 million for the six months ended June 30, 1999, an increase of approximately 209%. Driving this increase was the strong performance of the Company's outdoor properties, as well as the acquisition of Infinity Outdoor. On a pro forma basis, Outdoor net revenues for the first half of 2000 increased by approximately 18%. The Company's consolidated net revenues on a pro forma basis increased approximately 20% during the first half of 2000 as compared to the first half of 1999.

The Company's operating expenses excluding depreciation and amortization expense for the six months ended June 30, 2000 were $978 million compared to $636 million for the six months ended June 30, 1999, an increase of approximately 54%. Radio operating expenses excluding depreciation and amortization for the six months ended

June 30, 2000 were $506 million compared to $439 million for the six months ended June 30, 1999, an increase of approximately 15%. Outdoor operating expenses excluding depreciation and amortization for the six months ended June 30, 2000 were $461 million compared to $194 million for the six months ended June 30, 1999, an increase of approximately 138%. These increases were primarily attributable to expenses associated with higher revenues, as well as the acquisition of Infinity Outdoor. On a pro forma basis, the Company's operating expenses excluding depreciation and amortization for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 increased approximately 15%, reflecting higher outdoor lease expenses as well as expenses associated with higher revenues. The Company's corporate expenses for the six months ended June 30, 2000 were $10 million compared to $3 million for the six months ended June 30, 1999, an increase of $7 million, principally due to higher compensation expense.

The Company's depreciation and amortization expense for the six months ended June 30, 2000 was $331 million compared to $147 million for the six months ended June 30, 1999, an increase of approximately 126%. Radio depreciation and amortization expense remained flat at approximately $134 million for the six months ended June 30, 2000 and 1999. Outdoor depreciation and amortization expense for the six months ended June 30, 2000 was $197 million compared to $13 million for the six months ended June 30, 1999, an increase of approximately $184 million, resulting primarily from the acquisition of Infinity Outdoor.

The Company's operating earnings for the six months ended June 30, 2000 were $455 million compared to $288 million for the six months ended June 30, 1999, an increase of approximately 58%. Radio operating earnings for the six months ended June 30, 2000 were $372 million compared to $255 million for the six months ended June 30, 1999, an increase of approximately 45%. Outdoor operating earnings for the six months ended June 30, 2000 were $93 million compared to $36 million for the six months ended June 30, 1999, an increase of approximately 157%. These increases were primarily attributable to higher revenues at the existing operations of both Radio and Outdoor, as well as the acquisition of Infinity Outdoor. The Company's consolidated operating earnings on a pro forma basis increased approximately 50% during the first half of 2000 as compared to the first half of 1999.

The Company's EBITDA for the six months ended June 30, 2000 was $784 million compared to $435 million for the six months ended June 30, 1999, an increase of approximately 80%. Radio EBITDA for the six months ended June 30, 2000 was $504 million compared to $388 million for the six months ended June 30, 1999, an increase of approximately 30%. Outdoor EBITDA for the six months ended June 30, 2000 was $290 million compared to $50 million for the six months ended June 30, 1999, an increase of approximately 484%. These increases were primarily attributable to the higher revenues generated by the Company's operating segments and the acquisition of Infinity Outdoor. On a pro forma basis, Outdoor EBITDA for the first half of 2000 increased by approximately 22%. The Company's consolidated EBITDA on a pro forma basis increased approximately 26% during the first half of 2000 as compared to the first half of 1999.

Net interest expense for the first six months of 2000 was $64 million compared to $2 million for the first six months of 1999. The increase in net interest expense resulted primarily from the assumption of debt in connection with the acquisition of Infinity Outdoor.

Income taxes for the six months ended June 30, 2000 were $216 million compared to $139 million for the six months ended June 30, 1999. The effective tax rate was 56% for the six months ended June 30, 2000 compared to 49% for the six months ended June 30, 1999. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. The increase in tax expense was due to the Company's higher operating earnings. Substantially all of the taxes payable for the first six months of 2000 were offset by tax benefits realized in connection with the exercise of stock options assumed in the Infinity Outdoor acquisition.

Net earnings for the six months ended June 30, 2000 totaled $173 million compared to $147 million for the six months ended June 30, 1999, an increase of approximately 17%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenues are typically lowest in the first quarter and highest in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At June 30, 2000, the Company had approximately $2.4 billion of long-term debt outstanding, substantially all of which was assumed or financed in connection with the acquisition of Infinity Outdoor and the June 1998 acquisition of American Radio Systems Corporation. The Company's equity at June 30, 2000 totaled approximately $15.5 billion. At June 30, 2000, the Company's cash and cash equivalents totaled $122 million. Management expects that the Company will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuance of equity securities.

Operating Activities

The Company's operating activities provided $587 million of cash during the first six months of 2000 compared to $319 million during the first six months of 1999. The increase relates primarily to the improved operating results during the first six months of 2000 and cash provided from the operations of Infinity Outdoor.

The Company paid taxes of $18 million during the first half of 2000 versus $103 million in the comparable period last year. The substantial reduction in tax payments is the result of a tax benefit recognized from the exercise of stock options principally assumed in connection with the Infinity Outdoor acquisition.

Investing Activities

The Company's investing activities used cash of $686 million during the first six months of 2000 compared to $62 million during the first six months of 1999. Cash used during the first six months of 2000 related primarily to the acquisitions of outdoor properties and capital expenditures.

The Company's capital expenditures totaled $43 million for the six months ended June 30, 2000, compared to $20 million for the six months ended June 30, 1999. The Company's business does not require substantial investment of capital. The increase in capital expenditures during the first six months of 2000 was due to the acquisition of Infinity Outdoor.

Financing Activities

Cash provided by financing activities totaled $150 million during the first six months of 2000 compared to cash used of $219 million during the first six months of 1999.

During the three and six months ended June 30, 2000, pursuant to $1 billion of stock buyback authorizations, the Company acquired approximately 5 million and 10 million shares of its Class A common stock at a cost of $169 million and $336 million, respectively. Since the inception of the stock buyback program in June 1999 through July 31, 2000, the Company has acquired approximately 28 million shares of its Class A common stock at an average price of $29.25 per share for a total cost of $821 million. The stock buybacks were funded principally from the Company's internal cash resources.

The exercise of stock options, primarily assumed in connection with the acquisition of Infinity Outdoor, provided the Company with approximately $63 million of cash during the six months ended June 30, 2000.

On May 3, 2000, the Company executed a new credit facility, which provides for approximately $2.0 billion of additional borrowing capacity. The Company's revolving credit agreements provide for approximately $3.5 billion of total available borrowings. Viacom guarantees Infinity's borrowing under the original $1.5 billion credit facility. Borrowing availability under the credit agreements is subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the credit agreements. At June 30, 2000, the Company had borrowings under the credit facilities of approximately $1.5 billion, of which $99 million were short-term. These borrowings resulted principally from the refinancing of debt assumed in the Infinity Outdoor acquisition and funding for current year acquisitions.

On July 20, 2000, the Company initiated a $3.25 billion commercial paper program. Reflecting on the strength of the Company's balance sheet and its operations, Moody's, Investors Service, Inc., Standard & Poors Ratings Services and Fitch rated the offering at A-2, P-2, and F-2, respectively.

During the first half of 2000, the Company repurchased at market rates certain outstanding debt at a cost of $98 million.

Cash used for financing activities during the first six months of 1999 related to the Company's repayment of outstanding debt and the repurchase of shares of the Company's Class A common stock.

Market Risk

The Company uses derivative financial instruments to reduce its exposure to market risks from changes in foreign exchange rates and interest rates. The Company does not hold or issue financial instruments for speculative trading purposes. The derivative instruments used are foreign exchange forward contracts. These derivatives, which are over-the-counter instruments, are non-leveraged. Realized gains and losses on contracts that hedge anticipated future cash flows are recognized in "other income (expense), net" and were not material in the periods presented. The Company is also vulnerable to changes in LIBOR, which is the rate primarily used in substantially all of the Company's existing agreements; however, the Company does not believe this exposure to be material.

REGULATORY MATTERS

The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the Federal Communications Commission (FCC). In determining whether to grant such approval, the FCC considers a number of factors pertaining to the proposed assignee or transferee, including compliance with the various rules limiting common ownership of media properties in a given market, the "character" of the proposed assignee or transferee and those persons holding "attributable" interests therein, and compliance with the Communications Act's limitations on alien ownership and other FCC rules and policies.

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

CBS (now Viacom) had previously received numerous permanent and temporary conditional waivers to permit ownership of a television station and numerous radio stations in the same market. The temporary waivers were subject to the outcome of pending rulemaking proceedings focusing upon the possible relaxation of the FCC rule restricting common ownership in the same market of radio and television stations (formerly known as the "one-to-a-market" rule).

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

Viacom has demonstrated compliance with the new rule in all markets other than Los Angeles, Chicago, Baltimore and Dallas-Fort Worth, in each of which the Company has attributable interests in eight radio stations and Viacom has interests in one television station. As to those four markets, the new rule provides that the FCC would continue the temporary waivers until 2004, at which time the FCC will review its radio/television cross-ownership rule, and Viacom and the Company would have an opportunity to demonstrate that the continued ownership of radio stations in these markets in excess of the limits set by the rules would serve the public interest.

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

In order to consummate the Viacom/CBS merger on an orderly and timely basis, Viacom and CBS requested, and the FCC has granted, a period of six months from consummation of the merger within which to file applications for divestiture which would achieve compliance with the radio/television cross-ownership rule.

The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's voting stock (or 20% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. If a single individual or entity controls more than 50% of a corporation's outstanding voting stock, that individual or entity is viewed as a single majority stockholder; thus, the FCC views the combined company as a single majority stockholder of the Company. In the case of a single majority stockholder, the interests of other stockholders are not attributable unless the stockholders are also officers or directors of the corporation or the so-called "equity/debt plus" rule applies, under which an otherwise nonattributable debt or equity interest in a media outlet will be deemed attributable where: (a) the interest holder is also a program supplier to the licensee in question or is a same market broadcaster or other media outlet subject to the broadcast cross-ownership rules, including newspaper and cable operators; and (b) the equity and/or debt holding exceeds 33% of the media outlet's total asset value.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Response to this is included in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


(a) The annual meeting of shareholders of the Company was held on May 3, 2000.

(b) The following matters were submitted to a vote of the shareholders at the annual meeting with the following results:

         (i) In connection with the election of two directors, the following votes were cast for or withheld from the following candidates:

                                                                FOR                           WITHHELD
                                                                ---                           --------
                  David T. McLaughlin                      3,823,778,949                      1,724,316
                  Jeffrey Sherman                          3,823,770,181                      1,733,084


                  The terms of office of the following directors continued after the annual meeting:

                           George H. Conrades
                           Bruce S. Gordon
                           Mel Karmazin
                           William Levine
                           Arturo Moreno
                           Farid Suleman
                           Robert D. Walter

                           Subsequent to the annual meeting, after completion of the Viacom/CBS merger, Mr. Sumner Redstone was elected as a member of the Board of Directors.

         (ii) A management proposal regarding the approval of the Company's Executive Annual Incentive Plan: 3,764,285,083 votes were cast for; 60,749,187 votes against; and 469,045 abstentions were recorded in connection with the adoption of this proposal.

         (iii) A management proposal regarding the approval of the Company's 1998 Long-Term Incentive Plan: 3,717,643,299 votes were cast for; 107,397,984 against; and 462,032 abstentions were recorded in connection with the adoption of this proposal.

PART II.     OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company is a party to various legal proceedings arising in the ordinary course of business. In the opinion of management of the Company, however, there are no legal proceedings pending against the Company likely to have a material adverse effect on the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A)       EXHIBITS

         2.       PLAN OF ACQUISITION.
         2.1 Asset Purchase Agreement, dated March 3, 2000, among Clear Channel Communications, Inc., AMFM Inc., CCU Merger Sub, Inc. and CBS Radio Inc, is incorporated by reference to
                  Exhibit 10.30 to the Company's report on Form 10-K for the year ended December 31, 1999.

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


         3.       CERTIFICATE OF INCORPORATION AND BY-LAWS.
         3.1 Restated Certificate of Incorporation of the Company as of December 14, 1998 is incorporated by reference to Exhibit 3.1 to the Company's report on Form 10-Q for the quarter ended June 30, 1999.

         3.2 Restated By-Laws of the Company as of December 14, 1998 are incorporated by reference to Exhibit 3.2 to the Company's report on Form 10-Q for the quarter ended June 30, 1999.


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


         10.      MATERIAL CONTRACTS.
         10.1 Intercompany Agreement between CBS Corporation (now Viacom Inc.) and the Company is incorporated by reference to Exhibit 10(x) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1998.

         10.2 Tax Sharing Agreement between CBS Corporation and the Company is incorporated by reference to Exhibit 10(y) to the report on Form 10-K of CBS Corporation for the year ended December 31, 1998.

         10.3 Amended and Restated Credit Agreement, dated as of December 10, 1999, among the Company, the Subsidiary Borrowers parties thereto, CBS Corporation, as Guarantor, the Lenders named therein, The Chase Manhattan Bank, as Documentation Agent, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Bank of America, N.A. and The Toronto-Dominion Bank, as Syndication Agents, is incorporated herein by reference to Exhibit 10.8 to the Company's report on Form 10-K for the year ended December 31, 1999.

         10.4 Amendment No. 1, dated as of April 17, 2000, to the Amended and Restated Credit Agreement, dated as of December 10, 1999, among the Company, the Subsidiary Borrowers (as defined in the Agreement), CBS Corporation, as Guarantor, the Lenders (as defined in the Agreement), Bank of America, N.A. and The Toronto-Dominion Bank, as Syndication Agents for the Lenders, The Chase Manhattan Bank, as Documentation Agent for the Lenders, and Morgan Guaranty Trust Company of New York, as Administrative Agent for the Lenders, is incorporated by reference to Exhibit 10.4 to the Company's report on Form 10-Q for the quarter ended March 31, 2000.

         10.5 Five-year Credit Agreement, dated as of May 3, 2000, among the Company, the Subsidiary Borrowers parties thereto, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents, and Bank of New York, as Documentation Agent, is incorporated by reference to Exhibit 10.5 to the Company's report on Form 10-Q for the quarter ended March 31, 2000.

         10.6 364-Day Credit Agreement, dated as of May 3, 2000, among the Company, the Subsidiary Borrowers parties thereto, the Lenders named therein, The Chase Manhattan Bank, as Administrative Agent, Fleet National Bank and Bank of America, N.A., as Co-Syndication Agents, and Bank of New York, as Documentation Agent, is incorporated by reference to Exhibit 10.6 to the Company's report on Form 10-Q for the quarter ended March 31, 2000.

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

         10.9* Services Agreement, dated as of May 1, 1993, by and between Outdoor Systems, Inc., Williams Manufacturing, Inc. and J&L Industries, and Amendment No. 1, dated April 15, 1996, thereto, are incorporated by reference to Exhibit 10.9 to the Company's report on Form 10-Q for the quarter ended March 31, 2000.

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

         10.12* The CBS Corporation 1991 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit
                  10.15 to the Company's report on Form 10-Q for the quarter ended September 30, 1999.

         10.13* The CBS Corporation 1993 Long-Term Incentive Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit
                  10.16 to the Company's report on Form 10-Q for the quarter ended September 30, 1999.

         10.14* 1998 Long-Term Incentive Plan of the Company, is incorporated by reference to Exhibit 10.16 to the Company's report on Form 10-K for the year ended December 31, 1999.

         10.15* Executive Annual Incentive Plan of the Company, is incorporated by reference to Exhibit 10.17 to the Company's report on Form 10-K for the year ended December 31, 1999.

         10.16* The Westinghouse Executive Pension Plan, as amended to July 28, 1999, is incorporated by reference to Exhibit 10.20 to the Company's report on Form 10-Q for the quarter ended September 30, 1999.

         10.17* The CBS Corporation 1998 Executive Annual Incentive Plan, is incorporated by reference to Exhibit A to the Proxy Statement of CBS Corporation filed with the Securities and Exchange Commission on March 25, 1998.

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

         10.21* The Infinity Broadcasting Corporation Stock Plan for Directors is incorporated by reference to Exhibit 10.25 to the Company's report on Form 10-K for the year ended December 31, 1998.

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

B) REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 4 and 7), filed with the Securities and Exchange Commission on May 30, 2000, reporting a change in independent accountants in connection with the Viacom/CBS merger.

                                   SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of August, 2000.




                                             INFINITY BROADCASTING CORPORATION

                                             By: /s/ FARID SULEMAN
                                                 -------------------------------
                                                 Farid Suleman
                                                 Executive Vice President, Chief
                                                 Financial Officer and Treasurer