Form 10-Q
period 2000-09-30
INFINITY BROADCASTING CORP /DE/
filed 2000-11-14
CIK 1070518

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM  ____________________ TO ________________

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


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

AT OCTOBER 31, 2000, 390,832,491 SHARES OF CLASS A COMMON STOCK AND 700,000,000 SHARES OF CLASS B COMMON STOCK WERE OUTSTANDING.


===============================================================================

                        INFINITY BROADCASTING CORPORATION
                                      INDEX


                                                                                   PAGE NO.
                                                                                   --------
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

           Condensed Consolidated Statements of Earnings and Comprehensive Income      3

           Condensed Consolidated Balance Sheet                                        4

           Condensed Consolidated Statement of Cash Flows                              5

           Notes to the Condensed Consolidated Financial Statements                    6


           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                11

           Item 3. Quantitative and Qualitative Disclosures about
                   Market Risks                                                       16



PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings                                                  17

           Item 6. Exhibits and Reports on Form 8-K                                   17



SIGNATURE                                                                             21


PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                        INFINITY BROADCASTING CORPORATION
     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS AND COMPREHENSIVE INCOME
     ----------------------------------------------------------------------
               (unaudited, in thousands except per-share amounts)

                                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  --------------------------- ----------------------------
                                                                      2000            1999         2000          1999
==========================================================================================================================
Total revenues                                                    $ 1,155,532     $ 705,331    $ 3,160,703   $ 1,925,915
Less agency commissions                                              (129,805)      (86,615)      (371,479)     (236,191)
--------------------------------------------------------------------------------------------------------------------------
Net revenues                                                        1,025,727       618,716      2,789,224     1,689,724

Operating expenses excluding depreciation and amortization            557,852       337,231      1,535,465       973,000
Depreciation and amortization                                         179,661        72,992        510,725       219,530
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                              737,513       410,223      2,046,190     1,192,530
--------------------------------------------------------------------------------------------------------------------------
Operating earnings                                                    288,214       208,493        743,034       497,194
Interest income (expense), net                                        (50,546)          242       (114,851)       (1,881)
Other income (expense), net                                               315           545         (1,586)          412
--------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes and minority interest                    237,983       209,280        626,597       495,725
Income taxes                                                         (127,053)      (97,743)      (343,374)     (236,956)
Minority interest in (income) loss of consolidated subsidiaries           (13)          (69)            15           (13)
--------------------------------------------------------------------------------------------------------------------------
Net earnings                                                      $   110,917     $ 111,468    $   283,238   $   258,756
==========================================================================================================================
Basic and diluted earnings per common share                       $      0.10     $    0.13    $      0.26   $      0.30
==========================================================================================================================
Weighed average common shares outstanding --
         Basic                                                      1,088,779       846,261      1,087,817       851,654
         Diluted                                                    1,091,414       846,463      1,091,690       851,770
==========================================================================================================================
Comprehensive income:
Foreign currency translation adjustment                                (8,296)         (369)       (31,319)         (369)
Comprehensive income                                              $   102,621     $ 111,099    $   251,919   $   258,387
==========================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (in thousands except per-share amounts)

                                                                                         (UNAUDITED)
                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                                2000                1999
=========================================================================================================================
ASSETS
    Cash and cash equivalents                                                           $    143,750        $     71,636
    Receivables (net of allowance for doubtful accounts of  $68,734
      and $48,868, respectively)                                                             882,253             748,622
    Prepaid and other current assets                                                         149,153             108,846
    Deferred income taxes                                                                     44,061              44,017
-------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                   1,219,217             973,121
    Property and equipment, net                                                            2,254,969           2,091,735
    Intangible assets, net                                                                17,537,198          15,927,693
    Other assets                                                                             388,173             334,906
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $ 21,399,557        $ 19,327,455
=========================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
    Accounts payable and accrued expenses                                               $    438,456        $    314,014
    Accrued compensation                                                                      85,720              69,170
    Accrued interest                                                                          39,756              17,112
    Accrued income taxes                                                                      53,028              12,192
    Short-term debt                                                                               --              38,000
    Other current liabilities                                                                  5,648                 943
-------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                622,608             451,431
    Long-term debt                                                                         3,638,369           1,906,348
    Deferred income taxes                                                                  1,305,062           1,313,398
    Other noncurrent liabilities                                                             151,368              65,236
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                          5,717,407           3,736,413
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
    Preferred stock, par value $0.01 (50,000 shares
      authorized, no shares issued)                                                               --                  --
    Class A common stock, par value $0.01 (2,000,000 shares
      authorized, 415,716 and 390,709 shares issued at September 30, 2000 and
      December 31, 1999, respectively)                                                         4,157               3,907
    Class B common stock, par value $0.01 (2,000,000 shares authorized, 700,000
      shares issued at September 30, 2000 and December 31, 1999, respectively)                 7,000               7,000
    Capital in excess of par value                                                        15,754,559          15,657,734
    Accumulated earnings                                                                     704,228             420,990
    Accumulated other comprehensive loss                                                     (44,619)            (13,300)
=========================================================================================================================
                                                                                          16,425,325          16,076,331
    Less: Common stock held in treasury, at cost (25,377 shares and 17,636 shares held in treasury at September 30, 2000 and December 31, 1999,
         respectively)                                                                      (743,175)           (485,289)
=========================================================================================================================
Total stockholders' equity                                                                15,682,150          15,591,042
=========================================================================================================================
Total liabilities and stockholders' equity                                              $ 21,399,557        $ 19,327,455
=========================================================================================================================

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                            (unaudited, in thousands)

NINE MONTHS ENDED SEPTEMBER 30,                                                    2000               1999
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                 $   283,238         $  258,756
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                                 510,725            219,530
     Deferred taxes                                                                297,974              7,010
     Other noncash items                                                           (10,483)            (4,616)
     Changes in assets and liabilities, net of acquisitions and dispositions:
       Increase in accounts receivable                                             (10,567)           (41,922)
       Increase in other assets                                                    (72,948)           (37,682)
       (Decrease) increase in accounts payable and accrued expenses                (20,657)            39,279
       Increase (decrease) in accrued interest                                      22,644             (6,317)
       Increase in accrued income taxes payable                                     26,366             25,361
       Decrease in other liabilities                                               (55,217)            (1,855)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                          971,075            457,544
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Proceeds from dispositions                                                          --             58,750
    Business acquisitions                                                       (2,163,660)          (145,043)
    Capital expenditures                                                           (68,425)           (29,371)
------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                          (2,232,085)          (115,664)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Net decrease in short-term debt                                                (38,000)                --
    Bank revolver borrowings                                                     2,150,000                 --
    Bank revolver payments                                                      (2,845,000)                --
    Commercial paper borrowings                                                  2,451,107                 --
    Purchase of notes                                                             (115,352)          (271,766)
    Treasury stock repurchases                                                    (335,893)          (438,716)
    Proceeds from exercise of stock options                                         66,262                 --
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used for) financing activities                             1,333,124           (710,482)
------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                    72,114           (368,602)
Cash and cash equivalents at beginning of period                                    71,636            497,701
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                     $   143,750         $  129,099
------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
    Interest                                                                   $   114,933         $     27,527
    Income taxes                                                                    30,702              205,206
------------------------------------------------------------------------------------------------------------------

See Notes to the Condensed Consolidated Financial Statements.

                        INFINITY BROADCASTING CORPORATION
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

The condensed consolidated financial statements include the accounts of Infinity Broadcasting Corporation and its subsidiary companies (together, Infinity or the Company) after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000. Certain previously reported amounts have been reclassified to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Company's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

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

On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. As of September 30, 2000, Viacom holds 100% of the Company's Class B common stock, which represents approximately 64.2% of the equity and 90.0% of the voting power of the Company, on a fully diluted basis.

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

2. ACQUISITIONS

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired is being amortized over a 30-year period. On December 6, 1999, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On August 24, 2000, the Company completed the acquisition of 18 radio stations from Clear Channel Communications, Inc. (Clear Channel) for $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem.

The following unaudited pro forma information combines the consolidated results of operations of the Company with those of its acquisitions of radio and outdoor properties, as if these acquisitions had occurred on January 1, 1999. The pro forma results give effect to certain purchase accounting adjustments, including additional amortization expense from goodwill and other identifiable intangible assets, increased interest expense from acquisition debt, the related income tax effects and issuance of additional shares of Class A common stock.

PRO FORMA RESULTS
(unaudited, in thousands except per-share amounts)

                                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                     ----------------------------------------------------------------------
                                                                2000             1999              2000             1999
===========================================================================================================================
Net revenues                                             $ 1,035,384        $ 922,684          $ 2,947,309      $ 2,538,362
Net earnings                                                 103,909           64,462              255,870          134,854
Net earnings per common share - basic and diluted        $      0.10        $    0.06          $      0.23      $      0.12
===========================================================================================================================

This pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that actually would have occurred had the Company's acquisitions, including Infinity Outdoor and 18 radio stations from Clear Channel, been consummated on January 1, 1999. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


3.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    (in thousands)

                                                                                    (UNAUDITED)
                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                           2000             1999
   ==============================================================================================================
   Accounts payable                                                                   $ 153,449        $  75,898
   Accrued transit franchise payments                                                    62,072           40,841
   Other                                                                                222,935          197,275
   --------------------------------------------------------------------------------------------------------------
   Total accounts payable and accrued expenses                                        $ 438,456        $ 314,014
   ==============================================================================================================


4.  DEBT

On May 3, 2000, the Company entered into two new credit facilities, totaling $1.95 billion, comprised of a $1.45 billion 5-year revolving credit facility and a $500 million 364-day revolving credit facility. Borrowing rates under the facilities are determined at the time of each borrowing and are based generally on a floating rate index, the London Interbank Offer Rate ("LIBOR"), plus a margin based on Infinity's senior unsecured debt rating. Borrowing availability under the credit facility may be subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio, based on Infinity's senior unsecured debt rating. At September 30, 2000, the Company was in compliance with the financial covenants.

The Company's revolving credit agreements provide for approximately $3.5 billion of total available borrowings. Viacom guarantees Infinity's borrowing under the original $1.5 billion credit facility. At September 30, 2000, the Company had borrowings under the credit facilities of approximately $255 million. The credit facilities also serve as backup for commercial paper issued by the Company.

On July 20, 2000, the Company initiated a $3.25 billion commercial paper program. Borrowings under the commercial paper program are short-term in nature and have been and will continue to be used primarily to finance acquisitions or refinance existing debt. At September 30, 2000, the Company had borrowings under the commercial paper program of approximately $2.5 billion.

5.  RELATED PARTY TRANSACTIONS

In December 1998, the Company completed its IPO. In connection with the IPO, the Company entered into an intercompany agreement with CBS, pursuant to which CBS, now Viacom, provides the Company with a number of services, including among others, certain legal, financial, administrative and executive services. The costs of these services are allocated according to established methodologies determined by Viacom on an annual basis. For the three and nine months ended September 30, 2000, allocated expenses of $2.1 million and $6.2 million, respectively, were included in the Company's Consolidated Statements of Earnings and Comprehensive Income as compared to $1.6 million and $5.1 million for the three and nine months ended September 30, 1999, respectively. As of September 30, 2000, Viacom beneficially owned 64.2% of the equity and 90.0% of the voting power of the Company, on a fully diluted basis.

6.  INCOME TAXES

For the three and nine months ended September 30, 2000, the Company's effective tax rate was 53.4% and 54.8%, respectively. The effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. During the nine months ended September 30, 2000, the Company recognized a tax benefit of $285 million related to the exercise of approximately 25 million stock options assumed in the Infinity Outdoor acquisition, which substantially offset taxes payable for the nine months ended September 30, 2000.

7.  EARNINGS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires the disclosure of basic and diluted earnings per share and related computations as follows:

COMPUTATION OF EARNINGS PER COMMON SHARE
(unaudited, in thousands except per-share amounts)

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                   ---------------------------------------------------
                                                          2000         1999          2000          1999
   ====================================================================================================
   Net earnings applicable to common stock         $   110,917    $ 111,468    $  283,238    $  258,756
   ----------------------------------------------------------------------------------------------------
   Average shares outstanding - basic                1,088,779      846,261     1,087,817      851,654
   Dilutive effect of stock option plans                 2,635          202         3,873          116
   ----------------------------------------------------------------------------------------------------
   Average shares outstanding - diluted              1,091,414      846,463     1,091,690      851,770
   ----------------------------------------------------------------------------------------------------
   Basic and diluted earnings per common share     $      0.10    $    0.13    $     0.26    $    0.30
   ====================================================================================================

Options to purchase approximately 5 million shares of the Company's Class A common stock were excluded in the computation of diluted earnings per share for the nine months ended September 30, 2000 because their inclusion would be anti-dilutive.

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

SEGMENT RESULTS OF OPERATIONS
(unaudited, in thousands)

                                                NET REVENUES           OPERATING EARNINGS                   EBITDA
                                         -------------------------- ------------------------- --------------------------
    THREE MONTHS ENDED SEPTEMBER 30,             2000        1999        2000          1999          2000         1999
   =====================================================================================================================
   Radio                                   $  541,122    $ 476,790    $ 218,158   $ 180,038     $ 289,587    $ 246,575
   Outdoor                                    484,605      141,926       73,186      29,628       181,711       36,620
   ---------------------------------------------------------------------------------------------------------------------
   Total segments                           1,025,727      618,716      291,344     209,666       471,298      283,195
   Corporate                                       --           --       (3,130)     (1,173)       (3,108)      (1,165)
   ---------------------------------------------------------------------------------------------------------------------
   Total                                   $1,025,727    $ 618,716    $ 288,214   $ 208,493     $ 468,190    $ 282,030
   =====================================================================================================================

                                                 NET REVENUES         OPERATING EARNINGS                    EBITDA
                                         -------------------------- ------------------------- --------------------------
   NINE MONTHS ENDED SEPTEMBER 30,              2000       1999           2000       1999             2000        1999
   =====================================================================================================================
   Radio                                 $ 1,552,837   $ 1,304,373    $ 589,751    $ 435,620   $   793,456   $ 635,008
   Outdoor                                 1,236,387       385,351      166,388       65,796       471,785      86,326
   ---------------------------------------------------------------------------------------------------------------------
   Total segments                          2,789,224     1,689,724      756,139      501,416     1,265,241     721,334
   Corporate                                      --            --      (13,105)      (4,222)      (13,068)     (4,198)
   ---------------------------------------------------------------------------------------------------------------------
   Total                                 $ 2,789,224   $ 1,689,724    $ 743,034    $ 497,194   $ 1,252,173   $ 717,136
   =====================================================================================================================

                                                      AT SEPTEMBER 30,         AT DECEMBER 31,
               TOTAL ASSETS                                2000                      2000
               ===============================================================================
               Radio                                   $ 11,293,400              $  9,856,660
               Outdoor                                    9,998,578                 9,423,428
               -------------------------------------------------------------------------------
               Total segments                            21,291,978                19,280,088
               Corporate                                    107,579                    47,367
               -------------------------------------------------------------------------------
               Total                                   $ 21,399,557              $ 19,327,455
               ===============================================================================

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

Net revenues derived from the Company's foreign operations were $169 million and $385 million for the three and nine months ended September 30, 2000, respectively, compared to $52 million and $142 million for the corresponding periods of 1999.

9.  SUBSEQUENT EVENTS

On October 2, 2000, in accordance with the terms of the final judgment in connection with the acquisition of Infinity Outdoor, the Company completed the divestiture of certain outdoor properties in the New York City area for approximately $168 million.

On October 30, 2000, the Company and Viacom entered into a merger agreement under which Viacom will acquire all the issued and outstanding shares of Infinity common stock that it does not currently own, approximately 36%, pursuant to a merger in which Viacom will exchange 0.592 of a share of Viacom Class B common stock for each share of Infinity Class A common stock. The Company's Board of Directors and Viacom's Board of Directors approved the merger agreement after approval by a special committee of Infinity independent directors. The special committee was advised by separate legal and financial advisors. The Company expects the merger to be completed in the first quarter of 2001. As of October 30, 2000, there were approximately 391 million shares of Infinity Class A common stock outstanding to shareholders other than Viacom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Infinity Broadcasting Corporation (Infinity or the Company) is one of the largest radio broadcasters in the United States, where it owns and operates 187 radio stations. The Company is the largest outdoor advertising company in North America, with operations in the United States, Canada and Mexico. Infinity also owns outdoor advertising properties in Europe, with operations in the United Kingdom, the Netherlands, France, Italy and Ireland. The Company also manages and holds an equity position in Westwood One, Inc., the largest radio network in the United States. The Company's operations are focused on the out-of-home media business and are aligned in two business segments, Radio and Outdoor. The Company characterizes its radio and outdoor advertising businesses as out-of-home because a majority of radio listening, and virtually all viewing of outdoor advertising, takes place in automobiles, in transit systems, on the street and other locations outside the consumer's home, including listening to the radio at work. The Company's strategy is to generally acquire out-of-home media properties in the largest markets.

Infinity was incorporated in September 1998. The Company was formed to own and operate CBS Corporation's (CBS) out-of-home media business. In December 1998, CBS contributed to the Company, at book value, its radio and outdoor advertising properties and related assets. Also in December 1998, the Company completed an initial public offering of approximately 155 million shares of its Class A common stock, generating net proceeds of $3.0 billion. Following the stock offering, CBS owned 81.8% of the Company's equity and 95.8% of the voting power. On May 4, 2000, CBS merged with Viacom Inc. (Viacom), and as a result of the merger, Infinity became a majority-owned subsidiary of Viacom. Viacom currently holds 100% of the Company's Class B common stock, which represents approximately 64.2% of the equity of Infinity and approximately 90.0% of the combined voting power of the Infinity Class A and Class B shares. Viacom currently does not hold any Infinity Class A shares.

On October 30, 2000, the Company and Viacom entered into a merger agreement under which Viacom will acquire all the issued and outstanding shares of Infinity common stock that it does not currently own, approximately 36%, pursuant to a merger in which Viacom will exchange 0.592 of a share of Viacom Class B common stock for each share of Infinity Class A common stock. The Company's Board of Directors and Viacom's Board of Directors approved the merger agreement after approval by a special committee of Infinity independent directors. The special committee was advised by separate legal and financial advisors. The Company expects the merger to be completed in the first quarter of 2001. As of October 30, 2000, there were approximately 391 million shares of Infinity Class A common stock outstanding to shareholders other than Viacom.

On December 7, 1999, the Company completed the acquisition of Outdoor Systems, Inc., now known as Infinity Outdoor, Inc. (Infinity Outdoor), for approximately $8.7 billion. On December 6, 1999, Infinity and Infinity Outdoor (the Parties) entered into a final judgment with the United States in connection with Infinity's acquisition of Infinity Outdoor. Under the terms of the final judgment, the Parties must divest certain outdoor advertising properties, principally in the New York City area, in accordance with the terms and conditions of the final judgment. The Company does not view these divestitures as material to its business.

On August 24, 2000, the Company completed it's acquisition of 18 radio stations from Clear Channel Communications, Inc. for approximately $1.4 billion in an asset transaction. These stations are located in San Diego, Phoenix, Denver, Cleveland, Cincinnati, Orlando and Greensboro--Winston-Salem. The purchase allows Infinity to expand into five new Top 50 markets, and increases the Company's presence in two markets it already serves.

The condensed consolidated financial statements include the accounts of Infinity and its subsidiary companies after elimination of intercompany accounts and transactions. When reading the financial information contained in this Quarterly Report, reference should be made to the consolidated financial statements, schedules, and notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000. Certain previously reported amounts have been reclassified to conform to the current year presentation. In the opinion of management, the condensed consolidated financial statements include all material adjustments necessary to present fairly the Corporation's financial position, results of operations and cash flows. Such adjustments are of a normal recurring nature. The results for this interim period are not necessarily indicative of results for the entire year or any other interim period.

RESULTS OF OPERATIONS

Where appropriate, the discussion below provides a comparison of actual results with pro forma results. For the 2000 and 1999 comparisons, pro forma results assume the completion of all acquisitions of radio and outdoor properties occurred on January 1, 1999.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net revenues for the three months ended September 30, 2000 were $1,026 million compared to $619 million for the three months ended September 30, 1999, an increase of approximately 66%. Radio net revenues for the three months ended September 30, 2000 were $541 million compared to $477 million for the three months ended September 30, 1999, an increase of approximately 13% as a result of strong performance at the Company's radio stations. Outdoor net revenues for the three months ended September 30, 2000 were $485 million compared to $142 million for the three months ended September 30, 1999, an increase of approximately 241%. Driving this increase was the strong performance of the Company's outdoor properties, as well as the December 1999 acquisition of Infinity Outdoor. On a pro forma basis, Radio and Outdoor net revenues for the third quarter of 2000 increased approximately 10% and 14%, respectively, from the third quarter of 1999. During the third quarter of 2000, the Company's consolidated net revenues on a pro forma basis increased approximately 12%, as compared to the third quarter of the prior year.

The Company's operating expenses excluding depreciation and amortization expense for the three months ended September 30, 2000 were $558 million compared to $337 million for the three months ended September 30, 1999, an increase of approximately 65%. Radio operating expenses excluding depreciation and amortization for the three months ended September 30, 2000 were $252 million compared to $231 million for the three months ended September 30, 1999, an increase of approximately 9%. Outdoor operating expenses excluding depreciation and amortization for the three months ended September 30, 2000 were $303 million compared to $105 million for the three months ended September 30, 1999, an increase of approximately 188%. These increases were primarily attributable to expenses associated with higher revenues, as well as the acquisition of Infinity Outdoor. On a pro forma basis, the Company's operating expenses excluding depreciation and amortization for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 increased approximately 9%, reflecting higher outdoor lease expenses as well as expenses associated with higher revenues. The Company's corporate expenses for the three months ended September 30, 2000 were $3 million compared to $1 million for the three months ended September 30, 1999, an increase of $2 million, principally due to higher compensation expense.

The Company's depreciation and amortization expense for the three months ended September 30, 2000 was $180 million compared to $73 million for the three months ended September 30, 1999, an increase of approximately 146%. Radio depreciation and amortization expense for the three months ended September 30, 2000 was $71 million compared to $66 million for the three months ended September 30, 1999. Outdoor depreciation and amortization expense for the three months ended September 30, 2000 was $108 million compared to $7 million for the three months ended September 30, 1999, an increase of approximately $101 million, resulting primarily from the acquisition of Infinity Outdoor.

The Company's operating earnings for the three months ended September 30, 2000 were $288 million compared to $208 million for the three months ended September 30, 1999, an increase of approximately 38%. Radio operating earnings for the three months ended September 30, 2000 were $218 million compared to $180 million for the three months ended September 30, 1999, an increase of approximately 21%. Outdoor operating earnings for the three months ended September 30, 2000 were $73 million compared to $30 million for the three months ended September 30, 1999, an increase of approximately 147%. These increases were primarily attributable to higher revenues at the Company's core Radio and Outdoor properties, as well as the acquisition of Infinity Outdoor. The Company's consolidated operating earnings on a pro forma basis increased approximately 26% during the third quarter of 2000 as compared to the third quarter of 1999.

The Company's EBITDA for the three months ended September 30, 2000 was $468 million compared to $282 million for the three months ended September 30, 1999, an increase of approximately 66%. Radio EBITDA for the three months ended September 30, 2000 was $290 million compared to $246 million for the three months ended September 30, 1999, an increase of approximately 17%. Outdoor EBITDA for the three months ended September 30, 2000 was $182 million compared to $37 million for the three months ended September 30, 1999, an increase of approximately 396%. These increases were primarily attributable to the higher revenues generated by the Company's operating segments, as well as the acquisition of Infinity Outdoor. On a pro forma basis, Radio and Outdoor EBITDA for the third quarter of 2000 increased approximately 15% and 25%, respectively. The Company's consolidated EBITDA on a pro forma basis increased approximately 18% during the third quarter of 2000 as compared to the third quarter of 1999.

Net interest expense for the three months ended September 30, 2000 was $50 million. The Company had no net interest expense for the three months ended September 30, 1999. The increase in net interest expense resulted primarily from the assumption of debt in connection with the acquisition of Infinity Outdoor and the financing of current year acquisitions.

Income taxes for the three months ended September 30, 2000 were $127 million compared to $98 million for the three months ended September 30, 1999. The effective tax rate was 53.4% for the three months ended September 30, 2000 compared to 46.7% for the three months ended September 30, 1999. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. The increase in tax expense was due to the Company's higher operating earnings. A significant portion of taxes payable for the third quarter were offset by tax benefits realized in connection with the exercise of stock options assumed in the Infinity Outdoor acquisition.

Net earnings totaled $111 million for the third quarter of both 2000 and 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's net revenues for the nine months ended September 30, 2000 were $2,789 million compared to $1,690 million for the nine months ended September 30, 1999, an increase of approximately 65%. Radio net revenues for the nine months ended September 30, 2000 were $1,553 million compared to $1,304 million for the nine months ended September 30, 1999, an increase of approximately 19% as a result of strong performance at the Company's radio stations. Outdoor net revenues for the nine months ended September 30, 2000 were $1,236 million compared to $386 million for the nine months ended September 30, 1999, an increase of approximately 221%. Driving this increase was the strong performance of the Company's outdoor properties, as well as the acquisition of Infinity Outdoor. On a pro forma basis, Radio and Outdoor net revenues for the first nine months of 2000 increased approximately 17% and 14%, respectively, from the first nine months of 1999. The Company's consolidated net revenues on a pro forma basis increased approximately 16% during the first nine months of 2000 as compared to the first nine months of 1999.

The Company's operating expenses excluding depreciation and amortization expense for the nine months ended September 30, 2000 were $1,535 million compared to $973 million for the nine months ended September 30, 1999, an increase of approximately 58%. Radio operating expenses excluding depreciation and amortization for the nine months ended September 30, 2000 were $758 million compared to $670 million for the nine months ended September 30, 1999, an increase of approximately 13%. Outdoor operating expenses excluding depreciation and amortization for the nine months ended September 30, 2000 were $765 million compared to $299 million for the nine months ended September 30, 1999, an increase of approximately 156%. These increases were primarily attributable to expenses associated with higher revenues, as well as the acquisition of Infinity Outdoor. On a pro forma basis, the

Company's operating expenses excluding depreciation and amortization for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 increased approximately 11%, reflecting higher outdoor lease expenses as well as expenses associated with higher revenues. The Company's corporate expenses for the nine months ended September 30, 2000 were $13 million compared to $4 million for the nine months ended September 30, 1999, an increase of $9 million, principally due to higher compensation expense.

The Company's depreciation and amortization expense for the nine months ended September 30, 2000 was $511 million compared to $220 million for the nine months ended September 30, 1999, an increase of approximately 133%. Radio depreciation and amortization expense for the nine months ended September 30, 2000 was $205 million compared to $199 million for the nine months ended September 30, 1999. Outdoor depreciation and amortization expense for the nine months ended September 30, 2000 was $305 million compared to $21 million for the nine months ended September 30, 1999, an increase of approximately $284 million, resulting primarily from the acquisition of Infinity Outdoor.

The Company's operating earnings for the nine months ended September 30, 2000 were $743 million compared to $497 million for the nine months ended September 30, 1999, an increase of approximately 49%. Radio operating earnings for the nine months ended September 30, 2000 were $590 million compared to $436 million for the nine months ended September 30, 1999, an increase of approximately 35%. Outdoor operating earnings for the nine months ended September 30, 2000 were $166 million compared to $66 million for the nine months ended September 30, 1999, an increase of approximately 153%. These increases were primarily attributable to higher revenues at the Company's core Radio and Outdoor properties, as well as the acquisition of Infinity Outdoor. The Company's consolidated operating earnings on a pro forma basis increased approximately 42% during the first nine months of 2000 as compared to the first nine months of 1999.

The Company's EBITDA for the nine months ended September 30, 2000 was $1,252 million compared to $717 million for the nine months ended September 30, 1999, an increase of approximately 75%. Radio EBITDA for the nine months ended September 30, 2000 was $793 million compared to $635 million for the nine months ended September 30, 1999, an increase of approximately 25%. Outdoor EBITDA for the nine months ended September 30, 2000 was $472 million compared to $86 million for the nine months ended September 30, 1999, an increase of approximately 447%. These increases were primarily attributable to the higher revenues generated by the Company's operating segments, as well as the acquisition of Infinity Outdoor. On a pro forma basis, Radio and Outdoor EBITDA for the first nine months of 2000 increased approximately 23% and 24%, respectively. The Company's consolidated EBITDA on a pro forma basis increased approximately 23% during the first nine months of 2000 as compared to the first nine months of 1999.

Net interest expense for the first nine months of 2000 was $115 million compared to $2 million for the first nine months of 1999. The increase in net interest expense resulted primarily from the assumption of debt in connection with the acquisition of Infinity Outdoor and the financing of current year acquisitions.

Income taxes for the nine months ended September 30, 2000 were $343 million compared to $237 million for the nine months ended September 30, 1999. The effective tax rate was 54.8% for the nine months ended September 30, 2000 compared to 47.8% for the nine months ended September 30, 1999. The Company's effective tax rate exceeds the federal statutory rate primarily because of the non-deductible goodwill amortization resulting from acquisitions, including the acquisition of Infinity Outdoor. The increase in tax expense was due to the Company's higher operating earnings. A significant portion of taxes payable for the first nine months of 2000 were offset by tax benefits realized in connection with the exercise of stock options assumed in the Infinity Outdoor acquisition.

Net earnings for the nine months ended September 30, 2000 totaled $283 million compared to $259 million for the nine months ended September 30, 1999, an increase of approximately 9%.

SEASONALITY

Seasonal revenue fluctuations are common in the out-of-home media industry and are primarily the result of fluctuations in advertising expenditures by retailers. The Company's revenues are typically lowest in the first quarter and highest in the fourth quarter.

LIQUIDITY AND CAPITAL RESOURCES

In general, the Company's operations generate cash substantially in excess of that required for recurring operations and capital expenditures. At September 30, 2000, the Company had approximately $3.6 billion of long-term debt outstanding, substantially all of which was assumed or financed in connection with the acquisition of Infinity Outdoor, the June 1998 acquisition of American Radio Systems Corporation and the acquisition of other outdoor and radio properties in 2000. The Company's equity at September 30, 2000 totaled approximately $15.7 billion. At September 30, 2000, the Company's cash and cash equivalents totaled approximately $144 million. Management expects that the Company will have sufficient liquidity to meet its future business needs. Sources of liquidity generally available to the Company include cash from operations, cash and cash equivalents, borrowings, and issuance of equity securities.

Operating Activities

The Company's operating activities provided $971 million of cash during the first nine months of 2000, compared to $458 million during the first nine months of 1999. The increase relates primarily to the improved operating results during the first nine months of 2000 and cash provided from the operations of Infinity Outdoor.

The Company paid taxes of $31 million during the first nine months of 2000, versus $205 million in the comparable period last year. The substantial reduction in tax payments is the result of a tax benefit recognized from the exercise of stock options principally assumed in connection with the Infinity Outdoor acquisition.

Investing Activities

The Company's investing activities used cash of $2,232 million during the first nine months of 2000, compared to $116 million during the first nine months of 1999. Cash used during the first nine months of 2000 related primarily to the acquisitions of radio and outdoor properties, as well as capital expenditures.

The Company's capital expenditures totaled $68 million for the nine months ended September 30, 2000, compared to $29 million for the nine months ended September 30, 1999. The increase in capital expenditures during the first nine months of 2000 was due to the acquisition of Infinity Outdoor. The Company's business does not require substantial investment of capital.

Financing Activities

Cash provided by financing activities totaled $1,333 million during the first nine months of 2000, compared to cash used of $710 million during the first nine months of 1999.

During the nine months ended September 30, 2000, pursuant to $1 billion of stock buyback authorizations, the Company acquired approximately 10 million shares of its Class A common stock at a cost of $336 million. Since the inception of the stock buyback program in June 1999, through September 30, 2000 the Company has acquired approximately 28 million shares of its Class A common stock at an average price of $29.25 per share, for a total cost of $821 million. The stock buybacks were funded principally from the Company's internal cash resources.

The exercise of stock options, primarily assumed in connection with the acquisition of Infinity Outdoor, provided the Company with approximately $66 million of cash during the nine months ended September 30, 2000.

On May 3, 2000, the Company executed two new credit facilities, which provide for $1.95 billion of additional borrowing capacity. The Company's revolving credit agreements provide for approximately $3.5 billion of total available borrowings. Viacom guarantees Infinity's borrowing under the original $1.5 billion credit facility. Borrowing availability under the credit agreements is subject to compliance with certain covenants, including a maximum leverage ratio and a minimum interest coverage ratio, as defined in the credit agreements. At September 30, 2000, the Company had borrowings under the credit facilities of approximately $255 million. These borrowings resulted principally from the refinancing of debt assumed in the Infinity Outdoor acquisition and funding for current year acquisitions. At September 30, 2000, the Company was in compliance with the financial covenants.

On July 20, 2000, the Company initiated a $3.25 billion commercial paper program (the program). Reflecting on the strength of the Company's balance sheet and its operations, Moody's Investors Service, Inc., Standard & Poors Ratings Services and Fitch rated the offering at A-2, P-2 and F-2, respectively. As of September 30, 2000, the Company had borrowings under the program of approximately $2.5 billion. Borrowings under the program have been and will continue to be used primarily to finance acquisitions or refinance existing debt

During the first nine months of 2000, the Company repurchased at market rates certain outstanding debt at a cost of $115 million.

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

     2.4 Agreement and Plan of Merger, dated October 30, 2000 among Viacom Inc., IBC Merger Corp., and Infinity Broadcasting Corporation, is incorporated by reference to Exhibit 99.1 to the report on Form 8-K of Viacom Inc., filed with the Securities and Exchange Commission on October 31, 2000.


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

B)  REPORTS ON FORM 8-K

A Current Report on Form 8-K (Items 5 and 7), filed with the Securities and Exchange Commission on August 15, 2000, reporting a proposal by Viacom to acquire all of the outstanding Class B common stock of the Company not currently owned by Viacom.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 2000.





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